Form 10-K
period 1993-12-31
PREMIER FINANCIAL SERVICES INC
filed 1994-03-28
CIK 36340

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549

                                 Form 10-K

             Annual Report Pursuant to Section 13 or 15(d) of
                    The Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 1993, Commission File Number 0-13425


                     PREMIER FINANCIAL SERVICES, INC.
          (Exact name of registrant as specified in its Charter)

                  Delaware                        36-2852290
         (State or other jurisdiction of        (I.R.S. Employer
          incorporation or organization)          Identification No.)

          27 W. Main Street                          61032
          Freeport, Illinois                       (Zip Code)
         (Address of Principal executive
          offices)

     Registrant's telephone number, including area code (815) 233-3671

     Securities registered pursuant to Section 12(g) of the Act:
                       Common Stock, $5.00 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X       No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     Aggregate market value of voting stock held by non-affiliates of the registrant as of February 28, 1994, based upon the average bid and asked
price at this date:   $33,450,627.00

     At February 28, 1994, the registrant had outstanding 2,163,107 shares of its common stock, $5.00 par value.


                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1993 Annual Report to Shareholders are incorporated by reference into Part II of the Form 10-K. Portions of the Proxy Statement for Registrant's 1994 Annual Meeting of Shareholders to be held April 26, 1994 has been incorporated by reference into Part III of the Form 10-K.

                  No. of Pages Sequentially Numbered:  27
                        Exhibit Index is on Page 26
                                Part I

Item 1.  Business

     Premier Financial Services, Inc. (the "Company") is a registered bank holding company organized in 1976 under Delaware law. The operations of the Company and its subsidiaries consist primarily of those financial activities, including trust and investment services, common to the commercial banking industry. Unless the context otherwise requires, the term "Company" as used herein includes the Company and its subsidiaries on a consolidated basis. Substantially all of the operating revenue and net income of the Company is attributable to its subsidiary banks.

     The primary function of the Company is to coordinate the banking policies and operations of its subsidiaries in order to improve and expand their services and effect economies in their operations by joint efforts in certain areas such as auditing, training, marketing, and business development. The Company also provides operational and data processing services for its subsidiaries. All services and counsel to subsidiaries are provided on a fee basis, with fees based upon fair market value.

     The Company's banking subsidiaries include First Bank North ("FBN"), First Bank South ("FBS"), First National Bank of Northbrook ("FNBN") and First Security Bank of Cary Grove ("FSBCG"). Although chartered as commercial banks, the offices of the banks serve as general sales offices providing a full array of financial services and products to individuals, businesses, local governmental units and institutional customers throughout northern Illinois. Banking services include those generally associated with the commercial banking industry such as demand, savings and time deposits, loans to commercial, agricultural and individual customers, cash management, electronic funds transfers and other services tailored for the client. The Company has banking offices located in Freeport, Stockton, Warren, Mt. Carroll, Dixon, Rockford, Polo, Sterling, Northbrook, Riverwoods and Cary, Illinois.

     Premier Trust Services, Inc., ("PTS") a wholly owned subsidiary of FBN, provides a full line of fiduciary and investment services throughout the Company's general market area. Premier Insurance Services, Inc., also a wholly owned subsidiary of FBN, is a full line casualty and life insurance agency.

     Premier Operating Systems, Inc., ("POS") a direct subsidiary of the Company, provides data processing and operational services to the Company and its subsidiaries.


Competition

     Active competition exists in all principal areas where the Company and its subsidiaries are engaged, not only with commercial banking organizations, but also with savings and loan associations, finance companies, mortgage companies, credit unions, brokerage houses and other providers of financial services. The Company has seen the level of competition and number of competitors in its markets increase in recent years and expects a continuation of these aggressively competitive market conditions.

     To gain a competitive market advantage, the Company relies on a strategic marketing plan that is employed throughout the Company, reaching every level of its sales force. The marketing plan includes the identification of target markets and customers so that the Company's resources, both financial and manpower, can be utilized where the greatest opportunities for gaining market share exist. The differentiation between the Company's approach to providing products and services to its customers and that of the competition is in the individualized attention that the Company devotes to the needs of its customers. This focus on fulfilling customer's financial needs generally results in long-term customer relationships.

     Banking deposits are well balanced, with a large customer base and no dominant accounts in any category. The Company's loan portfolio is also characterized by a large customer base, balanced between loans to individuals, commercial and agricultural customers, with no dominant relationships. There is no readily available source of information which delineates the market for financial services, including services offered by non-bank competitors, in the company's market area.

Regulation and Supervision

     Bank holding companies and banks are extensively regulated under both federal and state law. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by references to the particular statutes and regulations. Any significant change in applicable law or regulation may have an effect on the business and prospects of the Company and its subsidiaries.

     The Company is registered under and is subject to the provisions of the Bank Holding Company Act, and is regulated by the Federal Reserve Board. Under the Bank Holding Company Act the Company is required to file annual reports and such additional information as the Federal Reserve Board may require and is subject to examination by the Federal Reserve Board. The Federal Reserve Board has jurisdiction to regulate all aspects of the Company's business.

     The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve Board before merging with or consolidating into another bank holding company, acquiring substantially all the assets of any bank or acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank. Bank holding companies are also prohibited from acquiring shares of any bank located outside the state in which the operations of the holding company's banking subsidiaries are principally conducted unless such an acquisition is specifically authorized by statute of the state of the bank whose shares are to be acquired.

     The Bank Holding Company Act also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks, or services to banks and their subsidiaries. The Company, however, may engage in certain businesses determined by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Bank Holding Company Act does not place territorial restrictions on the activities of bank holding companies or their nonbank subsidiaries.

     The Company is also subject to the Illinois Bank Holding Company Act of 1957, as amended (the "Illinois Act"). Effective December 1, 1990, certain provisions of the Illinois Act were amended to permit Illinois banks and bank holding companies to acquire or be acquired by banks and bank holding companies located in any state having a reciprocal law. The approval of the Commissioner of Banks and Trusts Companies of Illinois is required to complete such an interstate acquisition in Illinois. The Illinois Act also permits intrastate acquisition throughout Illinois by Illinois bank holding companies.

     The passage of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") resulted in significant changes in the enforcement powers of federal banking agencies, and more significantly, the manner in which the thrift industry is regulated. While FIRREA's primary purpose is to address public concern over the financial crisis of the thrift industry through the imposition of strict reforms on that industry, FIRREA grants bank holding companies more expansive rights of entry into "the savings institution" market through the acquisition of both healthy and failed savings institutions. Under the provisions of FIRREA, a banking holding company can expand its geographic market or increase its concentration in an existing market by acquiring a savings institution, but the bank holding company cannot expand its product market by acquiring a savings institution.

     FIRREA authorizes the Federal Reserve Board to approve applications under Section 4(c)(8) of the Act for bank holding companies to acquire savings associations, under certain conditions, regardless of the associations' financial condition. Previously, under the provisions of the Garn-St. Germain Depository Institutions Act of 1983 and subsequent Federal Reserve Board interpretations, bank holding companies could generally acquire only failing thrifts. Under FIRREA, they realize a significant expansion of authority. Furthermore, bank holding companies may acquire thrifts without regard to certain restrictions on interstate banking, as long as the thrift is operated as a separate subsidiary. FIRREA also allows a bank holding company to merge an acquired savings association with the bank holding company's subsidiary bank, if the bank continues to pay insurance assessments to the Savings Association Insurance Fund for the deposits acquired from the savings association and if, among other conditions, the merger complies with current state law. On September 5, 1989, the Federal Reserve Board promulgated a final rule amending Regulation Y to allow bank holding companies to acquire savings associations.

     On December 19, 1991, The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted into law. In addition to providing for the recapitalization of the Bank Insurance Fund (the"BIF"), FDICIA contains, among other things: (i) truth-in savings legislation that requires financial institutions to disclose terms, conditions, fees and yields on deposit accounts in a uniform manner;
(ii) provisions that impose strict audit requirements and expand the role of the independent auditors of financial institutions; (iii) provisions that require regulatory agencies to examine financial institutions more frequently than was required in the past; (iv) provisions that limit the powers of state-chartered banks to those of national banks unless the state-chartered bank meets minimum capital requirements and the FDIC finds that the activity to be engaged in by the state-chartered banks poses no significant risk to the BIF; (v) provisions that require the expedited resolution of problem financial institutions; (vi) provisions that require regulatory agencies to develop a method for financial institutions to provide information concerning the estimated fair market value of assets and liabilities as supplemental disclosures to the financial statements filed with the regulatory agencies; (vii)provisions that require regulators to consider adopting capital requirements that account for interest rate risk; and (viii) provisions that require the regulatory agencies to adopt regulations that facilitate cross-industry transactions, and
(ix) provide for the acquisition of banks by thrift institutions.

     While regulations implementing many of the provisions of FDICIA have been issued by the federal banking agencies, regulations implementing certain significant FDICIA requirements (including requirements for establishment of operational and managerial standards to promote bank safety and soundness and modification of regulatory capital standards to account for interest rate risk) have not yet been issued in final form. Consequently, it is not possible at this time to determine the full impact FDICIA will have on the Company and its operations. It is expected, however, that FDICIA is likely to result in, among other things, increased regulatory compliance costs and a greater emphasis on capital.

The Company's Subsidiaries

     FBN and FBS are State chartered, Federal Reserve member banks. They are, therefore, subject to regulation and an annual examination by the Illinois Commissioner of Banks and Trust Companies and by the Board of Governors of the Federal Reserve Bank. FNBN is a nationally chartered bank and is under the supervision of and subject to the examination by the Comptroller of the Currency. All national banks are members of the Federal Reserve System and subject to applicable provisions of the Federal Reserve Act and to regular examination by the Federal Reserve Bank of their district. FSBCG is a State chartered non-member bank and is subject to regulation and an annual examination by the Illinois Commissioner of Banks and Trust Companies and by the Federal Deposit Insurance Corporation.

     All of the Company's banks are insured by the Federal Deposit Insurance Corporation and each bank is consequently subject to the provisions of the Federal Deposit Insurance Act. The examinations by the various regulatory authorities are designed for the protection of bank depositors and not for bank or holding company stockholders.

     The federal and state laws and regulations generally applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the nature and amount of and collateral for loans, minimum capital requirements and the number of banking offices and activities which may be performed at such offices.

     Subsidiary banks of a bank holding company are subject to certain restrictions under the Federal Reserve Act and the Federal Deposit Insurance Act on loans and extensions of credit to the bank holding company or to its other subsidiaries, investments in the stock or other securities of the bank holding company or its other subsidiaries, or advances to any borrower collateralized by such stock or other securities.

     All banks located in Illinois have traditionally been restricted as to the number and geographic location of branches which they may establish. Illinois law was amended in June, 1993, to eliminate all such branching restrictions. Accordingly, banks located in Illinois are now permitted to establish branches anywhere in Illinois without regard to the location of other banks' main offices or the number of branches previously maintained by the bank establishing the branch.


Capital Requirements

In December 1992, the Federal Reserve Board's final rules for risk-based capital guidelines became effective. These guidelines establish risk-based capital ratios based upon the allocation of assets and specified off-balance sheet commitments into four risk-weighted categories. The guidelines require all bank holding companies and banks to maintain a Tier 1 capital to risk weighted asset ratio of 4% and a total capital to risk weighted asset ratio of 8.00%. In addition to the risk-based capital guidelines, the Federal Reserve Board has adopted the use of a leverage ratio as an additional tool to evaluate the capital adequacy of banks and bank holding companies.
The leverage ratio is defined to be a company's "Tier 1" capital divided by its adjusted total assets. The Company and its banking subsidiaries meet or exceed these guidelines as currently defined.


Monetary Policy and Economic Conditions

     The earnings of commercial banks and bank holding companies are affected not only by general economic conditions, but also by the policies of various governmental regulatory authorities. In particular, the Federal Reserve Board influences conditions in the money and capital markets, which affect interest rates and growth in bank credit and deposits. Federal Reserve Board monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to in the future. Also, assessments from the Bank Insurance Fund, which insures commercial bank deposits, will continue to impact future earnings of the company.


Employees

     As of December 31, 1993, the Company and its subsidiaries had a total of 253 full-time and 65 part-time employees.


Item 2.  Properties

     The Company owns a two story office building at 27 West Main Street, Freeport, Illinois which has a total of 13,900 square feet and approximately 5.5 acres of land located at the northeast corner of Lake-Cook Road and Corporate Drive in Riverwoods, Illinois. The land in Riverwoods, Illinois was acquired in 1992 for possible future use as a branch site or denovo bank location.

     FBN conducts its operations from its offices located in Freeport, Stockton, Rockford, Warren and Mount Carroll, Illinois. Its main office is located at 101 West Stephenson Street, Freeport, Illinois and includes approximately 26,400 square feet. In addition, two other office buildings are attached to the bank's main office by a parking deck. One is occupied by the Commercial Division. The other serves as a drive in facility and operations center. All three buildings including the underlying land, are owned by the Bank. FBN also operates a remote banking facility located approximately 1.5 miles southwest of the Bank's main office in a shopping center. The underlying land is leased by FBN from an unaffiliated party through 1995, and the Bank has an option to renew through 2000. The annual rental payment for the remaining two years is $6,000.

     FBN conducts its operations in Mount Carroll from its quarters located at 102 E. Market Street, Mount Carroll, Illinois and its drive-in facility located at 315 N. Clay Street (Highway 78), Mount Carroll, Illinois. The main bank building, containing approximately 12,000 square feet, is owned by the bank as is the underlying land. FBN occupies the main floor and most of the basement, with total square footage of approximately 9,000 square feet. The second floor, containing approximately 3,400 square feet, is rented to various professional organizations. The drive-in facility is located approximately one block east of the main office. It houses the drive-in and walk-up facilities as well as a small lobby in a building containing approximately 1,200 square feet. The drive-in facility as well as the underlying land is owned by FBN.

     FBN conducts its operations in Stockton from its quarters located at 133 W. Front Street, Stockton, Illinois. The office at Stockton includes drive-in facilities and is approximately 8,000 square feet. The building, underlying land and an adjoining 9,000 square foot parking lot are owned by FBN.

     FBN's office in Warren is located at 135 Main Street, Warren, Illinois. The building, which contains approximately 9,000 square feet is owned and occupied by the bank. The building also houses its wholly owned insurance subsidiary, Premier Insurance Services, Inc.

     FBN's office in Rockford is located at 2470 Eastrock Drive, Rockford, Illinois. Both the building which contains approximately 2660 square feet and underlying land are leased from an unaffiliated party through June 1994, with an option to renew annually. The Company has not exercised its option to renew in 1994 and is exploring alternatives for relocating its office.

     FBS conducts its operations from its offices located in Dixon, Polo, and Sterling, Illinois. Its main office is located at 102 Galena Avenue, Dixon, Illinois. The building, which contains approximately 15,000 square feet, is owned and occupied by the bank. The land underlying the building, as well as an adjoining parking lot, are also owned by the bank.

     FBS conducts its operations in Polo from its quarters located at 101 W. Mason St., Polo, Illinois. Drive-In and Walk-up facilities are part of the building. The building contains approximately 17,000 square feet, and is owned by the bank as is the underlying land. FBS occupies the first floor and the majority of the basement, with total square footage of about 10,000 square feet. The remainder of the basement and the second floor, which contain the remaining 7,000 square feet, are rented to various professional and/or retail organizations.

     FBS conducts its operations in Sterling from its quarters located at 3014 E. Lincolnway, Sterling, Illinois. Drive-in and Walk-up facilities are part of the building. The building contains approximately 6,800 square feet. Both the building, which is occupied solely by the bank, and the underlying land are owned by FBS.

     FNBN owns the land and building on which its main office and adjacent drive-through facility are located at 1300 Meadow Road, Northbrook, Illinois. The two story, colonial building and drive-through facility are located on 30,318 square feet of land. The main building consists of 8,035 square feet. This property also includes a satellite parking area with 29 parking spaces.

     FNBN also owns the land and building located at 2755 West Dundee Road, Northbrook, Illinois, which houses a full-service branch facility. The building consists of 4,913 square feet and is located on 22,500 square feet of land. FNBN leases 16,739 square feet for its Riverwoods branch at Milwaukee and Deerfield Road. FNBN also operates a private banking office located in the corporate headquarters of the Sears Consumer Financial Corporation in Riverwoods, Illinois. The Company is in the process of closing the office.

     FSBCG conducts its business in Cary from its main office located at Route 45 Highway 14. The main bank building containing approximately 3,500 square feet is owned by the bank as well as the 4 lane drive-through and the underlying land. In addition, there is a parking lot which contains 26,000 square feet of land.

     FSBCG owns a second banking center located at 3114 Northwest
Highway, Cary, Illinois. The building consists of 1,856 square feet, three drive-through lanes and is located on 145,953 square feet.

     FSBCG is also committed to lease office space at 740-A Industrial Drive, Cary, Illinois through October 31, 1994. The Company does not plan to renew the lease. The Bank had planned to use the space for its operations functions prior to consolidating their back office areas with FNBN.

     Premier Operating Systems, Inc. conducts the majority of it operations from a two story office building at 110 West Stephenson Street, Freeport, Illinois which has a total of 13,000 square feet. The building and underlying land is owned by Premier Operating Systems, Inc.


Item 3.  Legal Proceedings

     Neither the Company nor its subsidiaries are a party to any material legal proceedings, other than routine litigation incidental to the business of the banks as of December 31, 1993.


Item 4.  Submission of Matters to a Vote of Security Holders

     No matters, through the solicitation of proxies or otherwise, have been submitted to a vote of security holders for the quarter ended December 31, 1993.


















                                PART II

Item 5.  Market for the Registrant's Common Stock and Related
Stockholder Matters

     The approximate number of Holders of Common Stock as of 12/31/93 was as follows:
               Title of Class                No. of Record Holders

               Common Stock                           658
               ($5 Par Value)

     Other information required by this item is incorporated herein by reference to the Registrant's Annual Report to its shareholders for the year ended December 31, 1993, which is included as an exhibit to this report.



Item 6.  Selected Financial Data

   Incorporated herein by reference to the Registrant's Annual Report to its shareholders for the year ended December 31, 1993, which is included as an exhibit to this report.

   On July 16, 1993, the Company acquired 100% of the common stock of First Northbrook Bancorp, Inc. The acquisition was accounted for as a purchase transaction; accordingly, the assets and liabilities of First Northbrook Bancorp, Inc. were recorded at fair market value on the acquisition date and the results of operations have been included in the consolidated statements of earnings since July 16, 1993. The business combination materially affected the comparability of the information shown on page 26, "Five Year Summary of Selected Data" of the Registrant's Annual Report to its shareholders for the year ended December 31, 1993. For a discussion regarding the business combination see footnote #12 on pages 16 and 17 of Registrant's Annual Report.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Incorporated by reference to the Registrant's Annual Report to its shareholders for the year ended December 31, 1993, which is included as an exhibit to this report.

     Submitted herewith is the following supplementary financial information of the registrant for each of the last five years (Unless otherwise stated):

     Distribution of Assets, Liabilities and Stockholders' Equity Interest Rates and Interest Differential
     Changes in Interest Margin for each of the last two years Investment Portfolio
     Maturities of Investments, December 31, 1993
     Loan Portfolio
     Loan Maturities and Sensitivity to Changes in Interest Rates, December 31, 1993
     Risk Elements in the Loan Portfolio
     Summary of Loan Loss Experience
     Deposits
     Time Certificates and Other Time Deposits of $100,000 or more as of December 31, 1993
     Return on Equity and Assets
     Short Term Borrowings


Item 8.  Financial Statements and Supplementary Data

     The following consolidated financial statements of the Company, which are included in the annual report of the registrant to its stockholders for the year ended December 31, 1993, are submitted herewith as an exhibit, and are incorporated by reference:

     1.  Consolidated Balance Sheets, December 31, 1993 and 1992
     2. Consolidated Statements of Earnings, for the three years ended December 31, 1993
     3. Consolidated Statements of Changes in Stockholders' Equity for the three years ended December 31, 1993
     4. Consolidated Statements of Cash Flows for the three years ended December 31, 1993
     5.  Notes to Consolidated Financial Statements
     6.  Independent Auditors' Report


Item 9.  Disagreement on Accounting and Financial Disclosure

     Not Applicable




























          DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY

                        PREMIER FINANCIAL SERVICES, INC.

     The following table sets forth the registrant's consolidated average daily condensed balance sheet for each of the last five years (dollar figures in thousands):
                                              Year Ended December 31

                                   1989      1990      1991      1992     1993

ASSETS:
  Cash & Non-interest bearing
    deposits                    $ 14,026  $ 16,457  $ 15,129  $ 17,162  $30,003
  Interest Bearing Deposits        4,684     1,701     1,114       880    1,677

  Taxable Investment Securities  119,229   119,804   114,281    95,691  102,323
  Non-Taxable Investment
    Securities                     8,087    20,102    26,200    24,374   37,038


    Total Investment Securities  127,316   139,906   140,481   120,065  139,361


  Trading Account Assets           ---         386       773     2,017    ---
  Federal Funds Sold              13,095     9,390     1,704       656    4,706
  Loans (Net)                    162,537   169,711   182,975   219,684  273,951
  All Other Assets                17,100    17,827    16,755    17,450   32,101


    TOTAL ASSETS                $338,758  $355,378  $358,931  $377,914 $481,799


LIABILITIES & STOCKHOLDERS
EQUITY:
  Non-Interest Bearing Deposits $ 39,197  $ 36,437  $ 36,118  $ 38,402 $ 66,895
  Interest Bearing Deposits      259,978   275,436   244,253   259,271  335,510


    Total Deposits               299,175   311,873   280,371   297,673  402,405

  Short Term Borrowings           12,713    12,469    49,544    47,556   24,014
  Long Term Debt                   1,119     4,532       826      ---     ---
  All Other Liabilities
    & Reserves                     4,312     3,500     2,861     2,844   10,785
  Stockholders' Equity            21,439    23,004    25,329    29,841   44,595


    TOTAL LIABILITIES & EQUITY  $338,758  $355,378  $358,931  $377,914 $481,799









                    INTEREST RATES AND INTEREST DIFFERENTIAL
                        PREMIER FINANCIAL SERVICES, INC.
     The following table sets forth the registrant's interest earned or paid, as well as the average yield or average rate paid on each of the major interest earning assets and interest bearing liabilities for each of the last five years (dollar figures are in thousands):
                                             Year Ended December 31

                                     1989      1990      1991     1992     1993
Interest Earned:
  Interest Bearing Deposits
  Interest Earned                $    398  $    144  $     94  $    68  $  104
  Average Yield                      8.50%     8.47%     8.43%    7.73%   6.20%
Taxable Investment Securities
  Interest Earned                   9,928    10,234     9,387    6,691   6,077
  Average Yield                      8.33%     8.54%     8.21%    6.99%   5.94%
Non-Taxable Investment Securities
  (taxable equivalent) (1)
  Interest Earned                     792     1,961     2,593    2,418   3,080
  Average Yield                      9.79%     9.76%     9.89%    9.92%   8.32%

Trading Account Assets
  Interest Earned                      ---        31        58      151   ---
  Average Yield                        ---     8.03%     7.50%    7.49%   ---
Federal Funds Sold
  Interest Earned                   1,193       768        88       25     133
  Average Yield                      9.11%     8.18%     5.16%   3.81%    2.83%
Loans (Excluding Unearned
  Discount & Non Accrual Loans)
  (taxable equivalent) (1)
  Interest & Fees Earned (2)       18,517    19,226     19,357  19,860  22,262
  Average Yield (3)                 11.34%    11.21%     10.56%   9.06%   8.13%
Interest Paid:
  Interest Bearing Deposits
    Interest Paid                  17,636    18,464     14,358  11,559  11,461
    Average Effective Rate Paid      6.78%     6.70%      5.87%   4.46%   3.42%
Borrowed Funds
    Interest Paid                   1,359       968      2,921   1,800   1,289
    Average Effective Rate Paid     10.69%     7.76%      5.89%   3.79%   5.37%
Long Term Debt
    Interest Paid                     118       465         88    ---     ---
    Average Effective Rate Paid     10.50%    10.26%     10.65%   ---     ---
Margin Between Rates Earned
  and Rates Paid:
    All Interest Earnings Assets
     (taxable equivalent)
     Interest & Fees Earned        30,828    32,364     31,577  29,213  31,656
     Average Yield                  10.00%    10.02%      9.65%   8.52%   7.55%
All Interest Bearing Liabilities
  Interest Paid                    19,113    19,898     17,367  13,359  12,750
  Average Effective Rate Paid        6.98%     6.80%      5.89%   4.35%   3.55%

Net Interest Earned                11,715    12,466     14,210  15,854  18,906

Net Yield                            3.77%     3.86%      4.34%   4.62%   4.43%
(1) Yields on tax exempt securities and loans are full tax equivalent yields at 34%.
(2) Includes fees of $247, $255, $548, $568 and $718 for 1989 through 1993 respectively.
(3) There were no material out-of-period adjustments or foreign activities for any reportable period.
                        CHANGES IN INTEREST MARGIN

                     PREMIER FINANCIAL SERVICES, INC.

     The following table sets forth the registrant's dollar amount of change in interest earned on each major interest earning assets and the dollar amount of change in interest paid on each major interest bearing liabilities, as well as the portion of such changes attributable to changes in rate and changes in volume for each of the last two years (Dollar figures in thousands):
                                              Increase (Decrease)
                                      1992 over 1991        1993 over 1992
                                    Rate        Volume    Rate        Volume
Changes in Interest Earned:

  Interest Bearing Deposits       $   (8)     $   (18)      (16)         52

  Taxable Investment Securities   (1,287)      (1,409)   (1,055)        441

  Non-taxable Investment Securities
   (taxable equivalent)                8         (183)     (438)      1,100

  Trading Account Assets             ---           93       ---        (151)

  Fed Funds Sold                     (19)         (44)       (8)        116

  Loans (net)                     (2,982)       3,485    (2,185)      4,587


     Total                       $(4,288)      $1,924  $ (3,702)      6,145

Changes in Interest Paid:

  Interest Bearing Deposits      $(3,633)      $  834    (3,051)      2,953

  Short Term Borrowings           (1,008)        (113)      581      (1,092)

  Long Term Debt                     ---          (88)     ---          ---


     Total                       $(4,641)         633    (2,470)      1,861

Changes in Interest Margin       $   353       $1,291  $ (1,232)     $4,284

     Changes attributable to rate/volume, i.e., changes in the interest margin which occurred because of a combination rate/volume change and cannot be attributed solely to a rate change or a volume change, are apportioned between rate and volume as follows:

     1. Percentage rate increases (decreases) in rate and in volume were calculated for each major interest earning asset and interest bearing liability based upon their year-to-year change.

     2. The percentage rate changes in rate and in volume were then allocated proportionately in relationship to 100%.

     3. The proportionate allocations were applied to the total rate/volume change.
                              INVESTMENT PORTFOLIO

                        PREMIER FINANCIAL SERVICES, INC.

     The following table sets forth the registrant's book values of investments in obligations of the U.S. Treasury Government Agencies and Corporations, State and Political Subdivisions (U.S.), and other securities for each of the last five years (dollar figures in thousands):



                                 1989     1990      1991      1992     1993
U.S. Treasury and U.S. Agency
  Securities                  $104,252  $114,485  $ 89,825  $ 77,897  $140,725
Obligations of States and
  Political Subdivisions        16,151    26,145    25,258   24,358     36,693

Other Securities                16,308    16,425    10,308    3,580      3,068

          Total               $136,711  $157,055  $125,391 $105,835   $180,486

     The following table sets forth the registrant's book values of investments in obligations of the U.S. Treasury, U.S. Government Agencies and Corporations, State and Political Subdivisions (U.S.), and other securities as of December 31, 1993 by maturity and also sets forth the weighted average yield for each range of maturities.

                                           Obligations of
                            U.S. Treasury    States and                Weighted
                           and U.S. Agency    Political       Other     Average
Book Value:                  Securities      Subdivision   Securities    Yield

 One Year or Less             $  26,650      $  5,543       $   274       4.87%
 After One Year to Five Years    94,916        23,967           284       6.55%
 After Five Years to Ten Years    5,671         6,238           ---       9.20%
 Over Ten Years                  13,488           945         2,510      10.17%

          Total               $ 140,725      $ 36,693       $ 3,068       6.76%

(1)  Weighted Average Yields were calculated as follows:

     1. The weighted average yield for each category in the portfolio was calculated based upon the maturity distribution shown in the table above.

     2. The yields determined in step 1 were weighted in relation to the total investments in each maturity range shown in the table above.

(2) Yields on tax exempt securities are full tax equivalent yields at a 34% rate.

(3) At December 31, 1993 the Company did not own any Obligation of a State or Political Subdivision or Other Security which was greater than 10% of its total equity capital.

                                 LOAN PORTFOLIO

                        PREMIER FINANCIAL SERVICES, INC.


     The following table sets forth the registrant's Loan Portfolio by major category for each of the last five years (dollar figures in thousands):

                                             Year Ended December 31

                                   1989      1990      1991      1992     1993

Commercial & Financial Loans    $ 56,773  $ 56,043  $ 83,777  $ 88,341 $121,514
Agricultural Loans                25,308    38,738    32,428    45,924   40,972
Real Estate - Residential
   Mortgage Loans                 54,112    56,980    66,256    54,728  103,234
Real Estate - Other               12,551    10,130    18,289    16,904   35,832
Loans to Individuals              16,004    16,185    13,364    13,268   29,728
Other Loans                           30     1,857       859       980      625

                                 164,778   179,933   214,973   220,145  331,905

Less:
   Unearned Discount                 200       223       231       182      518
   Allowance for Possible
     Loan Losses                   3,477     3,160     3,202     2,713    4,369

Net Loans                       $161,101  $176,550  $211,540  $217,250 $327,018


The following tables set forth the registrant's loan maturity distribution for certain major categories of loans as of December 31, 1993 (dollar figures in thousands).
                                               AMOUNT DUE IN

                              1 Year or Less      1-5 Years       After 5 Years

Commercial & Financial Loans    $  66,089         $  51,875           $   3,550
Agricultural Loans                 18,176            17,583               5,213
Real Estate - Other Loans          15,964            16,973               2,895

     Total                      $ 100,229         $  86,431           $  11,658

     As of December 31, 1993 loans totaling $67,715,000, which are due after one year have predetermined interest rates, while $30,374,000 of loans due after one year have floating interest rates.









                       RISK ELEMENTS IN THE LOAN PORTFOLIO
                        PREMIER FINANCIAL SERVICES, INC.

     The Company's financial statements are prepared on the accrual basis of accounting, and substantially all of the loans currently accruing interest are accruing at the rate contractually agreed upon when the loan was negotiated. When in the judgement of management the timely receipt of interest payments on a loan is doubtful, it is the Company's policy to cease the accrual of interest thereon and to recognize income on a cash basis when payments are received, unless there is adequate collateral or other substantial basis for continued accrual of interest. An exception is made in the case of consumer installment and charge card loans; such loans are not placed on a cash basis and all interest accrued thereon is charged against income at the time a loan is charged off. At the time a loan is placed in non-accrual status all interest accrued in the current year but not yet collected is reversed against current interest income. Troubled debt restructurings (renegotiated loans) are loans on which interest is being accrued at less than the original contractual rate of interest because of the inability of the borrower to service the obligation under the original terms of the agreement. Income is accrued at the renegotiated rate so long as the borrower is current under the revised terms and conditions of the agreement. Other Real Estate is real estate, sales contracts, and other assets acquired because of the inability of the borrower to serve the obligation of a previous loan collateralized by such assets.

     The following table sets forth the registrant's non-accrual, past due, and renegotiated loans, and other Real Estate for each of the last five years (dollar figures in thousands):
                                             Year Ended December 31

                                   1989      1990      1991     1992      1993
Non-accrual Loans               $  1,908  $    156  $  3,683  $ 2,915   $ 5,791
Loans Past Due 90 days
  or More                          1,074       946       501      152     5,151
Renegotiated Loans                 1,115       372       314      288       523
Other Real Estate                    350       210        48      153     1,749

     Total                      $  4,447  $  1,684  $  4,546  $ 3,508   $13,214

     In addition to the non-performing loans shown above the registrant from time-to-time has certain loans which although not currently non-performing are potential problem loans. Potential problem loans are those for which there are serious doubts as to the ability of the borrowers to comply with present loan repayment terms. As of December 31, 1993 loans considered potential problem loans were not material. The registrant had no foreign loans outstanding in any of the reported periods.

     The following table sets forth interest information for certain non-performing loans for the year ended December 31, 1993 (dollar figures in thousands):
                                   Non-Accrual Loans        Renegotiated Loans
Balance December 31, 1993              $ 5,791                   $  523
Gross interest income that would
  have been recorded if the loans
  had been current in accordance
  with their original terms                471                       57

Amount of interest included in
  net earnings.                             55                       47
                         SUMMARY OF LOAN LOSS EXPERIENCE

                        PREMIER FINANCIAL SERVICES, INC.

     The Company and its subsidiary banks have historically evaluated the adequacy of their Allowance for Possible Loan Losses on an overall basis, and the resulting provision charged to expense has similarly been determined in relation to management's evaluation of the entire loan portfolio. In determining the adequacy of its Allowance for Possible Loan Losses, management considers such factors as the size, composition and quality of the loan portfolio, historical loss experience, current loan losses, current potential risks, economic conditions, and other risks inherent in the loan portfolio.

     Because the Company has historically evaluated its Allowance for Loan Losses on an overall basis, the Allowance has not been allocated by category. The allocation shown in the table below, encompassing the major segments of the loan portfolio judged most informative by management, represents only an estimate for each category of loans based upon historical loss experience and management's judgement of amounts deemed reasonable to provide for the possibility of losses being incurred within each category. Approximately 24% remain unallocated as a general valuation reserve for the entire portfolio to cover unexpected variations from historical experience in individual categories. The following table sets forth the registrant's loan loss experience for each of the last five years (dollar figures in thousands):

               Commercial &    Real      Loans to
               Agricultural   Estate   Individuals   Other   Unallocated  Total

Year Ended 12/31/93:
Loans-year End
  (Gross)         $162,486    $139,066     $29,728   $ 625       ---   $331,905
Average Loans
  (Gross)          148,376     107,254      21,498     800       ---    277,928
Allowance for Loan
  Losses (Beginning
  of Year)           1,062         853          77      21       700      2,713
Allowance from
  Acquired Entities    750         750         500     ---       351      2,351

Loans Charged Off    1,845         546         129     ---       ---      2,520
 Recoveries - Loans
  Previously Charged
  Off                  138         ---          67     ---       ---        205
Net Loan Losses
  (Recoveries)       1,707         546          62     ---       ---      2,315

Operating Expense
  Provision          1,000         550          70     ---       ---      1,620

Allowance For Loan
  Losses (Year End)  1,105       1,607         585      21     1,051      4,369

Ratios:
Loans in Category to
  Total Loans        48.96%      41.90%       8.96%    .18%      ---       100%
Net Loan Losses
  (Recoveries) to
  Average Loans       1.15%        .51%        .29%     ---      ---       .83%
               Commercial &    Real      Loans to
               Agricultural   Estate   Individuals   Other   Unallocated  Total

Year Ended 12/31/92:
Loans-year End
  (Gross)       $ 134,265   $ 71,632    $ 13,268   $    980   $  ---   $220,145
Average Loans
  (Gross)         129,764     77,851      13,976      1,041      ---    222,632
Allowance for Loan
  Losses (Beginning
  of Year)          1,553        832          97         21      700      3,203
Loans Charged Off     925          9         124        ---      ---      1,058
Recoveries - Loans
  Previously Charged
  Off                 159         30          54        ---      ---        243
Net Loan Losses
  (Recoveries)        766        (21)         70        ---      ---        815
Operating Expense
  Provision           275        ---          50        ---      ---        325
Allowance For Loan
  Losses (Year End) 1,062        853          77         21      700      2,713
Ratios:
Loans in Category to
  Total Loans      60.99%     32.54%       6.03%        .44%      ---      100%
Net Loan Losses
  (Recoveries) to
  Average Loans      .59%      (.03%)       .50%        ---       ---      .37%

               Commercial &    Real      Loans to
               Agricultural   Estate   Individuals   Other   Unallocated  Total

Year Ended 12/31/91:
Loans-year End
  (Gross)       $ 116,205   $ 84,545    $ 13,364   $    859   $  ---   $214,973
Average Loans
  (Gross)         101,545     69,453      13,873      1,500      ---    186,371
Allowance for Loan
  Losses (Beginning
  of Year)          1,394        837         208         21      700      3,160
Loans Charged Off     337         36         165        ---      ---        538
Recoveries - Loans
  Previously Charged
  Off                 496         31          54        ---      ---        581
Net Loan Losses
  (Recoveries)       (159)         5         111        ---      ---       (43)
Operating Expense
  Provision           ---        ---         ---        ---      ---        ---
Allowance For Loan
  Losses (Year End) 1,553        832          97         21      700      3,203
Ratios:
Loans in Category to
  Total Loans      54.06%     39.32%       6.22%        .40%      ---      100%
Net Loan Losses
  (Recoveries) to
  Average Loans    (.16%)      .01%        .80%        ---       ---     (.02%)
               Commercial &    Real      Loans to
               Agricultural   Estate   Individuals   Other   Unallocated  Total

Year Ended 12/31/90:
Loans-year End
  (Gross)       $  94,781   $ 67,110    $ 16,185   $  1,857   $  ---   $179,933
Average Loans
  (Gross)          88,431     66,887      15,789      2,204      ---    173,311
Allowance for Loan
  Losses (Beginning
  of Year)          1,647        824         285         21      700      3,477
Loans Charged Off     712         58         120        ---      ---        890
Recoveries - Loans
  Previously Charged
  Off                 459         71          43        ---      ---        573
Net Loan Losses
  (Recoveries)        253        (13)         77        ---      ---        317
Operating Expense
  Provision           ---        ---         ---        ---      ---        ---
Allowance For Loan
  Losses (Year End) 1,394        837         208         21      700      3,160

Ratios:
Loans in Category to
  Total Loans      52.68%     37.30%       9.00%       1.02%      ---      100%
Net Loan Losses
  (Recoveries) to
  Average Loans      .29%      (.02%)       .49%        ---       ---      .18%

               Commercial &    Real      Loans to
               Agricultural   Estate   Individuals   Other   Unallocated  Total

Year Ended 12/31/89:

Loans-year End
  (Gross)       $  82,081   $ 66,663    $ 16,004   $     30   $  ---   $164,778
Average Loans
  (Gross)          81,908     66,273      20,184      2,311      ---    166,054
Allowance for Loan
  Losses (Beginning
  of Year)          1,181        830         301         21      700      3,033

Loans Charged Off      95        124          80        ---      ---        299
Recoveries - Loans
  Previously Charged
  Off                 561        118          64        ---      ---        743
Net Loan Losses
  (Recoveries)       (466)         6          16        ---      ---      (444)
Operating Expense
  Provision           ---        ---         ---        ---      ---        ---
Allowance For Loan
  Losses (Year End) 1,647        824         285         21      700      3,477

Ratios:
Loans in Category to
  Total Loans      49.81%     40.46%       9.71%        .02%      ---      100%
Net Loan Losses
  (Recoveries) to
  Average Loans     (.57%)      .01%        .08%        ---       ---   (0.27%)



                                 DEPOSITS

                     PREMIER FINANCIAL SERVICES, INC.

     The following table sets forth the registrant's average daily deposits for each of the last five years (dollar figures in thousands):

                                          Year Ended December 31

                                1989     1990      1991      1992      1993

Demand Deposits (Non-
  Interest Bearing)         $ 39,197  $ 36,437  $ 36,119  $ 38,402  $66,895

Demand Deposits (Interest
  Bearing)                    34,977    32,948    38,194    44,772   57,937

Savings Deposits              75,155    71,821    67,456    73,684   95,351

Time Deposits                149,846   170,667   138,603   140,815  182,222

Deposits in Foreign Bank
  Offices                       None      None      None      None    None


     TOTAL DEPOSITS         $299,175  $311,873  $280,372  $297,673 $402,405


     The following table sets forth the average rate paid on interest bearing deposits by major category for each of the last five years (dollar figures in thousands):

                                          Year Ended December 31

                                1989     1990      1991      1992     1993


Demand Deposits (Interest
  Bearing)                     5.00%     5.26%     4.83%    3.67%     2.41%

Savings Deposits               6.26%     5.45%     4.89%    3.52%     2.74%

Time Deposits                  7.47%     7.50%     6.65%    5.20%     4.09%













       TIME CERTIFICATE OF DEPOSIT/TIME DEPOSITS OF $100,000 OR MORE

                     PREMIER FINANCIAL SERVICES, INC.


     The following table sets for the registrant's maturity distribution for all time deposits of $100,000 or more as of December 31, 1993 (in thousands):


          Maturity                      Amount Outstanding

      3 months or less                       $  9,583
      3 through 6 months                        9,936
      6 through 12 months                       4,970
      Over 12 months                            6,353

                                   TOTAL     $ 30,842




































                        RETURN ON EQUITY AND ASSETS

                     PREMIER FINANCIAL SERVICES, INC.


     The following table sets forth the registrant's return on average assets, return on average equity, dividend payout ratio, and average equity to average asset ratio for each of the last five years:


                                          Year Ended December 31

                                1989     1990      1991      1992     1993


Return on Average Assets         .69%       .81%    1.01%    1.15%     .83%

Return of Average
  Common Equity                10.92%     12.53%   14.29%   14.58%   10.80%

Return on Average Equity       10.92%     12.53%   14.29%   14.58%    8.99%

Dividend Payout Ratio          17.09%     16.32%   16.75%   19.73%   29.27%

Average Equity to Average
  Asset Ratio                   6.33%      6.47%    7.06%    7.90%    9.26%





























                           SHORT TERM BORROWINGS

                     PREMIER FINANCIAL SERVICES, INC.

     The following table sets forth a summary of the registrant's short-term borrowings for each of the last five years (dollar figures in thousands):

                                          Year Ended December 31

                                1989     1990      1991      1992     1993

Balance at End of Period:
  Federal Funds Purchased   $  1,562  $  4,272  $ 14,241  $ 4,272   $   ---
  Securities Sold Under
   Repurchase Agreements       2,757    50,534    43,688   14,854    20,571
  Notes Payable to Banks       3,300     1,030       260    1,880    12,410
  Other                        2,500     2,000      ---      ---        ---

          TOTAL             $ 10,119  $ 57,836  $ 58,189  $21,006   $32,981


Weighted Average Interest
  Rate at the end of Period:
  Federal Funds Purchased      8.26%     7.68%     4.75%    3.53%       ---
  Securities Sold Under
   Repurchase Agreements       7.15%     7.19%     4.53%    3.79%     2.76%
  Notes Payable to Banks      10.00%    10.00%     6.50%    6.00%     6.00%
  Other                        7.00%     6.50%      ---      ---       ---

Highest Amount Outstanding
  at Any Month-End:
  Federal Funds Purchased   $  3,368  $  7,072  $ 14,241  $16,614   $18,535
  Securities Sold Under
   Repurchase Agreements       3,082    50,534    47,033   45,557    23,952
  Notes Payable to Banks       8,550     3,300     1,115    1,880    17,500
  Other                        2,500     2,380     2,000     ---        ---

Average Outstanding During
  the Year:
  Federal Funds Purchased   $  1,759  $  2,737  $  6,305  $10,715     8,534
  Securities Sold Under
   Repurchase Agreements       2,221     8,187    42,320   36,073    15,480
  Notes Payable to Banks       8,476     1,370       760      768     7,362
  Other                          103    176       160         ---       ---

Weighted Average Interest
  Rate During the Year:
  Federal Funds Purchased      9.11%     8.00%     5.78%    3.93%     3.30%
  Securities Sold Under
   Repurchase Agreements       7.38%     7.31%     5.87%    3.74%     3.58%
  Notes Payable to Banks      11.18%    10.17%     8.63%    6.12%     6.14%
  Other                        7.00%     6.75%     6.40%     ---        ---


                                 PART III


Item 10.  Directors and Executive Officers of the Registrant

     Incorporated herein by reference to the Registrant's Proxy Statement dated March 25, 1994 in connection with its annual meeting to be held on April 28, 1994.

     Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16 of the Exchange Act. This disclosure is contained in the Registrant's Proxy Statement dated March 25, 1994 on page 20 under the Section "Compliance with Section 16 (a) of the Exchange Act" and is incorporated herein by reference in this Annual Report on Form 10-K.


Item 11.  Executive Compensation

     Incorporated herein by reference to the Registrant's Proxy Statement dated March 25, 1994, in connection with its annual meeting to be held on April 28, 1994.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Incorporated herein by reference to the Registrant's Proxy Statement dated March 25, 1994, in connection with its annual meeting to be held on April 28, 1994.


Item 13.  Certain Relationships and Related Transactions

     Incorporated herein by reference to the Registrant's Proxy Statement dated March 25, 1994 in connection with its annual meeting to be held on April 28, 1994.



















                                  PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     1.  The following documents are filed as a part of this report:

         A. Consolidated Financial Statements of the Company which are included in the annual report of the registrant to its stock-holders for the year ended December 31, 1993 as follows:

             1.  Consolidated Balance Sheets, December 31, 1993 and 1992
             2. Consolidated Statements of Earnings, for the three years ended December 31, 1993.
             3. Consolidated Statements of Cash Flows, for the three years ended December 31, 1993.
             4. Consolidated Statements of Changes in Stockholders' Equity, for the three years ended December 31, 1993.
             5.  Independent Auditors' Report
             6.  Notes to Consolidated Financial Statements

         B.  Financial Statement Schedules as follows:

                 Schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission have been omitted because they are not required under the related instructions or the required information as set forth in the financial statements and related notes.

         C.  Exhibits as follows:

            13.  Premier Financial Services, Inc. Annual Report for 1993.

            21.  Subsidiaries of the Registrant.

            22. Published report regarding matters submitted to vote of security holders. See previous filing submitted on March 21, 1994.

            23.  Consents of Experts and Counsel.

            99. Premier Financial Services, Inc. Stock and Savings Plan
                Form 11-K Annual Report for the Fiscal Year ended December 31, 1993.

     2.  Reports on Form 8-K

         The registrant has not filed a report on Form 8-K, during the quarter ended December 31, 1993.





                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Premier Financial Services, Inc.



    Richard L. Geach
By: Richard L. Geach, President
    Chief Executive Officer and Director

Date: March 24, 1994


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




    D. L. Murray                                   Donald E. Bitz

By: D. L. Murray, Executive Vice President
    Chief Financial Officer and Director

Date: March 24, 1994                        Date: March 24, 1994




    R. Gerald Fox                                Charles M. Luecke

Date: March 24, 1994                        Date: March 24, 1994




    Joseph C. Piland                             H. Barry Musgrove


Date: March 24, 1994                        Date: March 24, 1994




    H. L. Fenton                                 E. G. Maris


Date: March 24, 1994                        Date: March 24, 1994