Form 10-Q
period 1994-03-31
PREMIER FINANCIAL SERVICES INC
filed 1994-04-27
CIK 36340

SECURITIES AND EXCHANGE COMMISSION


                       Washington, D. C.  20549



                               Form 10-Q


             Quarterly Report Under Section 13 or 15(d) of


                  The Securities Exchange Act of 1934



   For the Quarter Ended March 31, 1994, Commission File Number 0-13425


                    PREMIER FINANCIAL SERVICES, INC.


         (Exact name of registrant as specified in its Charter)


                  Delaware                        36-2852290
         (State or other jurisdiction of        (I.R.S. Employer
          incorporation or organization)         Identification No.)

          27 W. Main Street, Suite 101               61032
          Freeport, Illinois                       (Zip Code)
         (Address of Principal executive
          offices)


     Registrant's telephone number, including area code (815) 233-3671


     Number of Shares of Common Stock ($5 Par Value) outstanding as of
                  March 31, 1994:               2,163,107

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X       No





                     (This report contains 3 pages)



                                 Part I

Item 1.  Financial Statements.

     The following consolidated financial statements of the Company, which are included in the quarterly report of the registrant to its stockholders for the quarter ended March 31, 1994, are submitted herewith as an exhibit and are incorporated herein by reference:

     1. Consolidated Balance Sheets, March 31, 1994, March 31, 1993 and, December 31, 1993.

     2. Consolidated Statements of Earnings, quarters ended March 31, 1994 and 1993.

     3. Consolidated Statements of Cash Flows, three months ended March 31, 1994 and 1993.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Incorporated herein by reference to the Registrant's Quarterly Report to its stockholders for the quarter ended March 31, 1994, which is included as an exhibit to this report.


                                 Part II


Item 6.  Exhibits and Reports on Form 8-K.

         1.  The following documents are filed as a part of this report:

               A. Consolidated Financial Statements of the Company which are included in the quarterly report of the registrant to its stockholders for the quarter ended March 31, 1994 as follows:

                   1. Consolidated Balance Sheets, March 31, 1994, March 31, 1993 and December 31, 1993.

                   2. Consolidated Statements of Earnings, quarters ended March 31, 1994 and 1993.

               B.  Exhibits as follows:

                  20. Premier Financial Services, Inc. Quarterly Report dated March 31, 1994.

                  28. Consolidated Statements of Cash Flows, three months ended March 31, 1994 and 1993.



                                   -2-


         2. Reports on Form 8-K - The registrant has not filed any reports on Form 8-K, nor has it been required to file such reports, for the quarter ended March 31, 1994.


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              PREMIER FINANCIAL SERVICES, INC.


                              By:
                                  D. L. Murray, Executive Vice President
                                     & Chief Financial Officer


      April 19, 1994
         (Date)


































                                  -3-