Form 10-Q
period 1994-06-30
PREMIER FINANCIAL SERVICES INC
filed 1994-08-01
CIK 36340

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D. C.  20549


                               Form 10-Q

             Quarterly Report Under Section 13 or 15(d) of

                  The Securities Exchange Act of 1934


   For the Quarter Ended June 30, 1994, Commission File Number 0-13425

                    PREMIER FINANCIAL SERVICES, INC.

         (Exact name of registrant as specified in its Charter)

                  Delaware                        36-2852290
         (State or other jurisdiction of        (I.R.S. Employer
          incorporation or organization)         Identification No.)

          27 W. Main Street, Suite 101               61032
          Freeport, Illinois                       (Zip Code)
         (Address of Principal executive
          offices)

     Registrant's telephone number, including area code (815) 233-3671

     Number of Shares of Common Stock ($5 Par Value) outstanding as of
                       June 30, 1994:           2,163,107

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X       No














                     (This report contains 3 pages)



                                 Part I

Item 1.  Financial Statements.

     The following consolidated financial statements of the Company, which are included in the quarterly report of the registrant to its stockholders for the quarter ended June 30, 1994, are submitted herewith as an exhibit and are incorporated herein by reference:

     1. Consolidated Balance Sheets, June 30, 1994, June 30, 1993 and December 31, 1993.

     2. Consolidated Statements of Earnings, quarters ended June 30, 1994 and 1993 and six months ended June 30, 1994 and 1993.

     3. Consolidated Statements of Cash Flows, six months ended June 30, 1994 and 1993.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Incorporated herein by reference to the Registrant's Quarterly Report to its stockholders for the quarter ended June 30, 1994, which is included as an exhibit to this report.

                                 Part II

Item 4.  Submission of Matters to a Vote of Security Holders

         The following was submitted to a vote of security holders during the quarter ended June 30, 1994, at the Annual Meeting held April 28, 1994.

         1. Election of Directors. Stockholders voted to elect to the Board of Directors three nominees to serve until the Annual Meeting in 1997. The following Directors were nominated and elected: Donald E. Bitz, David L. Murray and Joseph C. Piland.


Item 6.  Exhibits and Reports on Form 8-K.

         1.  The following documents are filed as a part of this report:

               A. Consolidated Financial Statements of the Company which are included in the quarterly report of the registrant to its stockholders for the quarter ended June 30, 1994 as follows:

                   1. Consolidated Balance Sheets, June 30, 1994, June 30, 1993 and December 31, 1993.

                   2. Consolidated Statements of Earnings, quarters ended June 30, 1994 and 1993 and six months ended June 30, 1994 and 1993.

                                   -2-


               B.  Exhibits as follows:

                  20. Premier Financial Services, Inc. Quarterly Report dated June 30, 1994.

                  28. Consolidated Statements of Cash Flows, six months ended June 30, 1994 and 1993.

         2. Reports on Form 8-K - The registrant has not filed any reports on Form 8-K, nor has it been required to file such reports, for the quarter ended June 30, 1994.



Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              PREMIER FINANCIAL SERVICES, INC.


                              By: David L. Murray


                                  David L. Murray, Executive Vice President
                                  & Chief Financial Officer


      August 1, 1994
         (Date)























                                   -3-

                                          Consolidated Balance Sheets
- - --------------------------------------------------------------------------------------------------------------------------

                                                                        June 30,            June 30,         December 31,
                                                                          1994                1993               1993
- - --------------------------------------------------------------------------------------------------------------------------
Assets
Cash & non-interest bearing deposits                                    $21,720,917        $18,457,418        $26,151,048
Interest bearing deposits                                                13,562,111            931,903         20,227,486
Federal funds sold                                                        5,150,000          2,000,000          9,977,000
- - --------------------------------------------------------------------------------------------------------------------------
      Cash and cash equivalents                                          40,433,028         21,389,321         56,355,534
- - --------------------------------------------------------------------------------------------------------------------------
Investments held to maturity (approximate market value):
   June 30, 1994 -     $42,939,000;
   June 30, 1993 -     $31,105,000;
   December 31, 1993 - $41,572,000;                                      42,149,854         29,616,898         39,787,245
Securities available for sale (approximate market value):
   June 30, 1994 -     $198,257,000;
   June 30, 1993 -     $ 70,415,000;
   December 31, 1993 - $141,744,000;                                    198,256,942         68,883,594        140,699,066
Loans                                                                   278,074,998        219,537,221        331,905,335
  Less: Unearned discount                                            (      403,662)     (     168,271)     (     517,932)
        Allowance for possible loan losses                           (    3,603,729)     (   2,719,297)     (   4,369,290)
- - --------------------------------------------------------------------------------------------------------------------------
        Net loans                                                       274,067,607        216,649,653        327,018,113
- - --------------------------------------------------------------------------------------------------------------------------
Bank premises & equipment                                                14,624,346         11,347,294         15,153,969
Excess cost over fair value of net assets acquired                       22,396,801          2,912,852         23,193,016
Accrued interest receivable                                               5,455,475          3,573,851          5,070,332
Other assets                                                              3,870,163          1,164,284          3,385,935
- - --------------------------------------------------------------------------------------------------------------------------
        Total assets                                                   $601,254,216       $355,537,747       $610,663,210
- - --------------------------------------------------------------------------------------------------------------------------
Liabilities & stockholders' equity
Non-interest bearing deposits                                           $86,903,784        $40,270,526       $104,976,862
Interest bearing deposits                                               426,780,657        258,283,572        413,042,081
- - --------------------------------------------------------------------------------------------------------------------------
         Deposits                                                       513,684,441        298,554,098        518,018,943
- - --------------------------------------------------------------------------------------------------------------------------
Short-term borrowings                                                    16,385,000          5,250,000         12,410,000
Securities sold under agreements to repurchase                           13,341,421         16,159,776         20,571,658
Accrued taxes & other expenses                                            2,376,866          1,534,477          3,667,295
Other liabilities                                                           481,335            350,540            579,275
- - --------------------------------------------------------------------------------------------------------------------------
         Liabilities                                                   $546,269,063       $321,848,891       $555,247,171
- - --------------------------------------------------------------------------------------------------------------------------
Stockholders' equity
Preferred stock - $1 par value, 1,000,000 shares authorized:
  Series A perpetual, $1,000 stated value, 8.25%, 7,000 shares
    authorized, 5,000 shares issued and outstanding;                      5,000,000            -                5,000,000
  Series B convertible, $1,000 stated value, 7.50%, 7,250 shares
    authorized, 5,950 shares issued and outstanding;                      5,950,000            -                5,950,000
  Series C perpetual, $1,000 stated value, 7.00%, 1,950 shares
    authorized, issued and outstanding;                                   1,950,000            -                1,950,000
  Series D perpetual, $1,000 stated value, 9.00%, 3,300 shares
    authorized, issued and outstanding;                                   3,300,000            -                3,300,000

Common stock- $5.00 par value
                    June 30,    June 30,  December 31,
 No. of Shares        1994        1993        1993
   Authorized      15,000,000   2,500,000   2,500,000
   Issued           2,172,863   1,993,146   2,172,863
   Outstanding      2,163,107   1,927,536   2,163,107                    10,864,315          9,965,730         10,864,315
Surplus                                                                  16,134,180         12,533,290         16,134,180
Retained earnings                                                        13,963,211         11,940,359         12,426,322
Unrealized loss on securities available for sale (net of tax)        (    1,967,775)
    Less:  Treasury stock, (9,756 shares at cost,
           June 30, 1994 and December 31, 1993
           and 65,610 shares at cost, June 30, 1993)                 (      208,778)     (     750,523)     (     208,778)
- - --------------------------------------------------------------------------------------------------------------------------
       Stockholders' equity                                             $54,985,153        $33,688,856        $55,416,039
- - --------------------------------------------------------------------------------------------------------------------------
       Total liabilities & stockholders' equity                        $601,254,216       $355,537,747       $610,663,210
- - --------------------------------------------------------------------------------------------------------------------------









                                                  Consolidated Statements of Earnings
- - -----------------------------------------------------------------------------------------------------------------------------------
                                                                     Six Months Ended                     Three Months Ended
                                                                         June 30,                               June 30,
                                                                 1994               1993               1994               1993
Interest income
Interest & fees on loans                                      $11,825,963         $9,165,402         $5,832,297         $4,563,639
Interest & dividends on investment securities:
  Taxable                                                       4,218,572          2,354,096          2,321,267          1,127,952
  Exempt from federal income tax                                1,095,888            782,058            568,473            390,600
Other interest income                                             317,858             33,250            191,729             10,479
- - -----------------------------------------------------------------------------------------------------------------------------------
      Interest income                                          17,458,281         12,334,806          8,913,766          6,092,670
- - -----------------------------------------------------------------------------------------------------------------------------------
Interest expense
Interest on deposits                                            6,244,038          4,705,377          3,184,400          2,299,735
Interest on short-term borrowings                                 704,039            533,002            386,731            250,802
- - -----------------------------------------------------------------------------------------------------------------------------------
      Interest expense                                          6,948,077          5,238,379          3,571,131          2,550,537
- - -----------------------------------------------------------------------------------------------------------------------------------
  Net interest income                                          10,510,204          7,096,427          5,342,635          3,542,133
  Provision for possible loan losses                               25,000            150,000             25,000             75,000
- - -----------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision
for possible loan losses                                       10,485,204          6,946,427          5,317,635          3,467,133
- - -----------------------------------------------------------------------------------------------------------------------------------
Other income
Trust fees                                                      1,214,916          1,078,500            607,458            539,250
Service charges on deposits                                       937,468            472,440            473,525            229,487
Net gains on loans sold to secondary market                       203,811            347,915             47,971            285,556
Investment securities gains, net                                    6,996             20,394              6,996              -
Other operating income                                          1,162,688            474,088            542,205            257,165
- - -----------------------------------------------------------------------------------------------------------------------------------
       Other income                                             3,525,879          2,393,337          1,678,155          1,311,458
- - -----------------------------------------------------------------------------------------------------------------------------------
Other expenses
Salaries                                                        3,822,591          2,802,087          1,920,576          1,394,017
Pension, profit sharing, & other employee benefits                686,886            383,333            337,646            178,177
Net occupancy of bank premises                                  1,007,061            567,957            483,621            286,462
Furniture & equipment                                             556,387            385,008            271,864            197,486
Federal deposit insurance premiums                                598,659            341,501            299,329            170,751
Amortization of excess cost over fair value
of net assets acquired                                            796,216             97,098            398,108             48,549
Other                                                           2,586,667          1,437,619          1,288,285            767,187
- - -----------------------------------------------------------------------------------------------------------------------------------
       Other expense                                           10,054,467          6,014,603          4,999,429          3,042,629
- - -----------------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                    3,956,616          3,325,161          1,996,361          1,735,962
Applicable income taxes                                         1,211,193            911,343            605,572            479,435
- - -----------------------------------------------------------------------------------------------------------------------------------
Net earnings                                                   $2,745,423         $2,413,818         $1,390,789         $1,256,527
===================================================================================================================================

Earnings per share:

Average weighted shares outstanding                             2,210,434          1,959,791          2,215,273          1,954,791
Net earnings                                                         $.95              $1.23               $.48               $.64
- - -----------------------------------------------------------------------------------------------------------------------------------



























TO OUR STOCKHOLDERS:


Net earnings for the quarter ended June 30, 1994 were $1,390,789, up slightly from the $1,354,634 earned in the previous quarter. Per share earnings rose from $.47 in the first quarter to $.48 this quarter. Year-to-date net earnings total $2,745,423, a 13.7% improvement over the first six months of 1993.

So far this year, we've experienced many of the financial changes we expected concurrent with our efforts to improve asset quality. Total loans have declined by more than $53 million since year end 1993, with much of the decline a result of collection actions. Net charge-offs for the current quarter were just under $800,000, but were covered by previous provisions from earnings. Over the remainder of 1994 we plan to continue our efforts to improve overall asset quality while beginning to selectively focus on growing our loan portfolio.

In addition to the loan related changes, our balance sheet has also changed in several other areas; 1) Securities available for sale, and 2) Stockholders' Equity.

The increase in Securities available for sale was the result of returning approximately $15 million of discretionary funds to interest bearing deposits and investing the proceeds. Although the change occurred in late June, this action should benefit our net interest income in future quarters.

The current interest rate environment, typified by rising short term rates, resulted in recording a $1,967,775 unrealized loss on Securities available for sale. The unrealized loss is recorded in Stockholders' Equity. It's unlikely we will realize these reported losses.

We're encouraged by the improvement this quarter in net interest income. Despite the decline in loans, interest income increased by just over $369,000 as compared to the first three months this year. Coupled with a comparably smaller 5.8% increase in interest expense, net interest last quarter. Other income, particularly Trust fees, also continues to improve.



Thank you for your support and confidence.

Cordially,
















                                                        Exhibit 28

                                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           Six Months ended June 30, 1994 and 1993


                                                                                     1994                   1993
                                                                                   ------                 ------
Cash flows from operating activities:

Net earnings                                                                   $2,745,423             $2,413,818

Adjustments to reconcile net earnings
  to net cash from operating activities:
    Amortization net, related to:
      Investment securities                                                      956,580                 42,452
      Excess of cost over net assets acquired                                    796,215                 97,098
      Other                                                                       96,481           (     11,386)
    Depreciation                                                                 585,110                425,085
    Provision for possible loan losses                                            25,000                150,000
    Gain on sale related to:
      Investment securities                                                  (     6,996)          (     20,394)
      Loans sold to secondary market                                         (   203,811)          (    347,915)
    Change in:
      Securities available for sale                                          (56,833,510)             8,637,404
      Accrued interest receivable                                            (   385,143)               122,387
      Other assets                                                           (   484,228)          (    452,084)
      Accrued taxes & other expenses                                         ( 1,290,429)          (    551,885)
      Other liabilities                                                      (    97,940)                49,660
- - ----------------------------------------------------------------------------------------------------------------
Net cash from operating activities                                           (54,097,248)            10,554,240
- - ----------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:

    Purchase of investment securities                                        ( 8,813,221)          (  3,158,862)
    Proceeds from:
      Maturities of investment securities                                      2,144,928              1,833,917
      Sales of investment securities                                             663,955                 -
    Net (increase) decrease in loans                                          53,059,969                809,477
    Purchase of bank premises & equipment                                    (    82,620)          (    131,795)
- - ----------------------------------------------------------------------------------------------------------------
Net cash from investing activities                                            46,973,011           (    647,263)
- - ----------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:

    Net increase (decrease) in:
      Deposits                                                               ( 3,298,002)          ( 10,339,014)
      Securities sold under agreements to repurchase                         ( 8,266,737)             1,305,366
      Short term borrowings                                                    3,975,000           (    902,000)
    Cash dividends paid                                                      ( 1,208,530)          (    462,608)
- - ----------------------------------------------------------------------------------------------------------------
Net cash from financing activities                                           ( 8,798,269)          ( 10,398,256)
- - ----------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                             (15,922,506)          (    491,279)
    Cash and cash equivalents, beginning of year                              56,355,534             21,880,600
- - ----------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents six months
    ended June 30, 1994 and 1993                                              $40,433,028            $21,389,321
- - ----------------------------------------------------------------------------------------------------------------