Form 10-Q
period 1994-09-30
PREMIER FINANCIAL SERVICES INC
filed 1994-11-04
CIK 36340

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D. C.  20549


                              Form 10-Q

            Quarterly Report Under Section 13 or 15(d) of

                 The Securities Exchange Act of 1934


   For the Quarter Ended September 30, 1994, Commission File Number 0-13425

                   PREMIER FINANCIAL SERVICES, INC.

        (Exact name of registrant as specified in its Charter)

                 Delaware                        36-2852290
         (State or other jurisdiction of        (I.R.S. Employer
          incorporation or organization)         Identification No.)

          27 W. Main Street, Suite 101               61032
          Freeport, Illinois                       (Zip Code)
         (Address of Principal executive
          offices)

    Registrant's telephone number, including area code (815) 233-3671

    Number of Shares of Common Stock ($5 Par Value) outstanding as of
                      September 30, 1994:         6,496,959

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X       No










                    (This report contains 3 pages)


                                Part I
Item 1.  Financial Statements.

    The following consolidated financial statements of the Company, which are included in the quarterly report of the registrant to its stockholders for the quarter ended September 30, 1994, are submitted herewith as an exhibit and are incorporated herein by reference:

    1. Consolidated Balance Sheets, September 30, 1994, September 30, 1993 and December 31, 1993.

    2. Consolidated Statements of Earnings, quarters ended September 30, 1994 and 1993 and nine months ended September 30, 1994 and 1993.

    3. Consolidated Statements of Cash Flows, nine months ended September 30, 1994 and 1993.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    Incorporated herein by reference to the Registrant's Quarterly Report to its stockholders for the quarter ended September 30, 1994, which is included as an exhibit to this report.

                                Part II

Item 6.  Exhibits and Reports on Form 8-K.

        1.  The following documents are filed as a part of this report:

              A.  Consolidated Financial Statements of the Company which are included in the quarterly report of the registrant to its stockholders for the quarter ended September 30, 1994 as follows:

                   1. Consolidated Balance Sheets, September 30, 1994, September 30, 1993 and December 31, 1993.

                   2. Consolidated Statements of Earnings, quarters ended September 30, 1994 and 1993 and nine months ended September 30, 1994 and 1993.

              B.  Exhibits as follows:

                 20.  Premier Financial Services, Inc. Quarterly Report
                       dated September 30, 1994.

                 27. Financial Data Schedule, nine months ended September 30, 1994.

                  28. Consolidated Statements of Cash Flows, nine months ended September 30, 1994 and 1993.

                                  -2-



        2. Reports on Form 8-K - The registrant has not filed any reports on Form 8-K, nor has it been required to file such reports, for the quarter ended September 30, 1994.



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


                             PREMIER FINANCIAL SERVICES, INC.


                             By:    David L. Murray

                                 David L. Murray, Executive Vice President
                                  & Chief Financial Officer


      November 4, 1994
         (Date)


























                                  -3-



                                             Consolidated Balance Sheet
- - ------------------------------------------------------------------------------------------------------------------------------


                                                                          September 30,      September 30,       December 31,
                                                                              1994                1993               1993

- - ------------------------------------------------------------------------------------------------------------------------------

Assets
Cash & non-interest bearing deposits                                        $26,060,683        $35,622,826        $26,151,048
Interest bearing deposits                                                     8,490,214          1,876,211         20,227,486
Federal funds sold                                                            1,500,000          5,800,000          9,977,000
- - ------------------------------------------------------------------------------------------------------------------------------
      Cash and cash equivalents                                              36,050,897         43,299,037         56,355,534
- - ------------------------------------------------------------------------------------------------------------------------------
Investments held to maturity (approximate market value):
   September 30, 1994 - $42,572,000;
   September 30, 1993 - $43,801,000;
   December 31, 1993 -  $41,572,000;                                         42,163,626         41,983,922         39,787,245
Securities available for sale (approximate market value):
   September 30, 1994 - $201,607,000;
   September 30, 1993 - $143,955,000;
   December 31, 1993 -  $141,744,000;                                       201,607,134        141,986,972        140,699,066
Loans                                                                       277,054,199        345,431,135        331,905,335
  Less: Unearned discount                                                (      374,989)     (     628,362)     (     517,932)
        Allowance for possible loan losses                               (    3,687,517)     (   4,241,965)     (   4,369,290)
- - ------------------------------------------------------------------------------------------------------------------------------
        Net loans                                                           272,991,693        340,560,808        327,018,113
- - ------------------------------------------------------------------------------------------------------------------------------
Bank premises & equipment                                                    14,394,428         15,657,096         15,153,969
Excess cost over fair value of net assets acquired                           21,998,691         24,791,140         23,193,016
Accrued interest receivable                                                   6,463,862          6,043,626          5,070,332
Other assets                                                                  3,483,738          4,094,777          3,385,935
- - ------------------------------------------------------------------------------------------------------------------------------
        Total assets                                                       $599,154,069       $618,417,378       $610,663,210
- - ------------------------------------------------------------------------------------------------------------------------------
Liabilities & stockholders' equity
Non-interest bearing deposits                                               $92,161,850        $98,441,674       $104,976,862
Interest bearing deposits                                                   414,473,622        422,841,213        413,042,081
- - ------------------------------------------------------------------------------------------------------------------------------
         Deposits                                                           506,635,472        521,282,887        518,018,943
- - ------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings                                                        19,295,000         20,885,000         12,410,000
Securities sold under agreements to repurchase                               17,227,174         15,887,776         20,571,658
Accrued taxes & other expenses                                                2,482,959          3,789,152          3,667,295
Other liabilities                                                               244,073            931,167            579,275
- - ------------------------------------------------------------------------------------------------------------------------------
         Liabilities                                                       $545,884,678       $562,775,982       $555,247,171
- - ------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity
Preferred stock - $1 par value, 1,000,000 shares authorized:
  Series A perpetual, $1,000 stated value, 8.25%, 7,000 shares
    authorized, 5,000 shares issued and outstanding;                          5,000,000          5,000,000          5,000,000
  Series B convertible, $1,000 stated value, 7.50%, 7,250 shares authorized, 7,250 shares issued and outstanding at 9/30/94,
    5,950 shares issued and outstanding at 9/30/93 and 12/31/93;              7,250,000          5,950,000          5,950,000
  Series C perpetual, $1,000 stated value, 7.00%, 1,950 shares authorized, 1,950 shares issued and outstanding at 9/30/93,
    and 12/31/93;                                                               -                1,950,000          1,950,000
  Series D perpetual, $1,000 stated value, 7.50%, 3,300 shares authorized, 2,000 shares issued and outstanding at 9/30/94,
    3,300 shares issued and outstanding at 9/30/93 and 12/31/93;              2,000,000          3,300,000          3,300,000

Common stock- $5.00 par value
                  September 30, September 30, December 31,
 No. of Shares         1994         1993          1993
   Authorized       15,000,000     2,500,000    2,500,000
   Issued            6,526,227     2,172,863    2,172,863
   Outstanding       6,496,959     2,163,107    2,163,107                    32,631,135         10,864,315         10,864,315
Surplus                                                                         -               16,134,180         16,134,180
Retained earnings                                                             9,379,189         12,651,679         12,426,322
Unrealized loss on securities available for sale (net of tax)            (    2,782,155)           -                  -
    Less:  Treasury stock, (29,268 shares at cost,
           September 30, 1994, and 9,756 at
           December 31, 1993 and  September 30, 1993)                    (      208,778)     (     208,778)     (     208,778)
- - ------------------------------------------------------------------------------------------------------------------------------
       Stockholders' equity                                                 $53,269,391        $55,641,396        $55,416,039
- - ------------------------------------------------------------------------------------------------------------------------------
       Total liabilities & stockholders' equity                            $599,154,069       $618,417,378       $610,663,210
- - ------------------------------------------------------------------------------------------------------------------------------





                                                  Consolidated Statements of Earnings
- - -----------------------------------------------------------------------------------------------------------------------------------
                                                                     Nine Months Ended                    Three Months Ended
                                                                       September 30,                        September 30,


                                                                 1994               1993               1994               1993
Interest income

Interest & fees on loans                                      $17,620,563        $15,767,530         $5,794,600         $6,602,128
Interest & dividends on investment securities:
  Taxable                                                       7,095,935          4,106,758          2,877,363          1,752,662
  Exempt from federal income tax                                1,714,937          1,403,829            619,049            621,771
Other interest income                                             452,912            116,509            135,054             83,259
- - -----------------------------------------------------------------------------------------------------------------------------------
      Interest income                                          26,884,347         21,394,626          9,426,066          9,059,820
- - -----------------------------------------------------------------------------------------------------------------------------------
Interest expense
Interest on deposits                                            9,647,262          8,073,454          3,403,224          3,368,077
Interest on short-term borrowings                               1,125,152            916,344            421,113            383,342
- - -----------------------------------------------------------------------------------------------------------------------------------
      Interest expense                                         10,772,414          8,989,798          3,824,337          3,751,419
- - -----------------------------------------------------------------------------------------------------------------------------------
  Net interest income                                          16,111,933         12,404,828          5,601,729          5,308,401
  Provision for possible loan losses                              125,000            320,000            100,000            170,000
- - -----------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision
for possible loan losses                                       15,986,933         12,084,828          5,501,729          5,138,401
- - -----------------------------------------------------------------------------------------------------------------------------------
Other income
Trust fees                                                      1,792,374          1,617,750            577,458            539,250
Service charges on deposits                                     1,392,951            986,053            455,483            513,613
Net gains on loans sold to secondary market                       235,824            539,412             32,013            191,497
Investment securities gains, net                                   33,284             20,579             26,288                185
Other operating income                                          1,682,291            832,812            519,603            358,724
- - -----------------------------------------------------------------------------------------------------------------------------------
       Other income                                             5,136,724          3,996,606          1,610,845          1,603,269
- - -----------------------------------------------------------------------------------------------------------------------------------
Other expenses
Salaries                                                        5,778,809          4,797,019          1,956,218          1,994,932
Pension, profit sharing, & other employee benefits              1,015,025            656,697            328,139            273,364
Net occupancy of bank premises                                  1,506,809          1,044,271            499,748            476,314
Furniture & equipment                                             808,529            889,708            252,142            504,700
Federal deposit insurance premiums                                880,099            618,862            281,440            277,360
Amortization of excess cost over fair value
of net assets acquired                                          1,194,325            346,891            398,109            249,793
Other                                                           3,670,913          2,629,365          1,084,246          1,191,747
- - -----------------------------------------------------------------------------------------------------------------------------------
       Other expense                                           14,854,509         10,982,813          4,800,042          4,968,210
- - -----------------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                    6,269,148          5,098,621          2,312,532          1,773,460
Applicable income taxes                                         1,908,828          1,444,690            697,635            533,347
- - -----------------------------------------------------------------------------------------------------------------------------------
Net earnings                                                   $4,360,320         $3,653,931         $1,614,897         $1,240,113
===================================================================================================================================

Earnings per share:

Average weighted shares outstanding                             6,633,096          6,116,557          6,636,783          6,503,622
Net earnings                                                         $.52               $.55               $.20               $.15
- - -----------------------------------------------------------------------------------------------------------------------------------


























                                                          Exhibit 28

                                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          Quarters ended September 30, 1994 and 1993


                                                                                    1994                  1993
                                                                                   ------                ------
Cash flows from operating activities:



Net earnings                                                                      $4,360,320             $3,384,712

Adjustments to reconcile net earnings
  to net cash from operating activities:
    Amortization net, related to:
      Investment securities                                                       1,443,407                686,084
      Excess of cost over net assets acquired                                     1,194,325                346,891
      Other                                                                         173,858                137,194
    Depreciation                                                                    862,072                634,121
    Provision for possible loan losses                                              125,000                320,000
    Gain on sale related to:
      Investment securities                                                     (    33,284)          (     20,579)
      Loans sold to secondary market                                            (   235,824)          (    539,412)
    Change in:
      Securities available for sale                                             (61,473,430)          ( 65,131,064)
      Accrued interest receivable                                               ( 1,393,530)          (  2,347,388)
      Other assets                                                              (    97,803)          (  6,732,728)
      Accrued taxes & other expenses                                            ( 1,184,336)             1,702,790
      Other liabilities                                                         (   335,202)               630,287
- - -------------------------------------------------------------------------------------------------------------------
Net cash from operating activities                                              (56,594,427)          ( 66,929,092)
- - -------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:

    Cash portion of acquisition, net of
      cash and cash equivalents acquired                                             -                (  2,390,348)
    Purchase of investment securities                                           ( 9,439,020)          ( 18,939,390)
    Proceeds from:
      Maturities of investment securities                                         2,754,555              2,394,438
      Sales of investment securities                                                681,167              2,874,626
    Net (increase) decrease in loans                                             54,004,086           (123,155,039)
    Purchase of bank premises & equipment                                       (   143,231)          (  4,661,939)
- - -------------------------------------------------------------------------------------------------------------------
Net cash from investing activities                                               47,857,557           (143,877,652)
- - -------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:

    Net increase (decrease) in:
      Deposits                                                                  (10,346,971)           212,389,775
      Securities sold under agreements to repurchase                            ( 4,380,984)             1,033,366
      Short term borrowings                                                       6,885,000             14,733,000
    Purchase of treasury stock                                                       -                (    208,778)
    Exercised stock options                                                          19,000                 -
    Issuance of Series A preferred stock                                             -                   5,000,000
    Redemption of Series C preferred stock                                      ( 1,950,000)                -
    Cash dividends paid                                                         ( 1,793,812)          (    722,182)
- - -------------------------------------------------------------------------------------------------------------------
Net cash from financing activities                                              (11,567,767)           232,225,181
- - -------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                (20,304,637)            21,418,437
    Cash and cash equivalents, beginning of year                                 56,355,534             21,880,600
- - -------------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents, nine months
    ended September 30, 1994 and  1993                                           $36,050,897            $43,299,037
- - -------------------------------------------------------------------------------------------------------------------






























TO OUR STOCKHOLDERS:

We're very pleased with our third quarter performance. Net earnings for the quarter ended September 30, 1994, totaled $1,614,897, an increase of 30.2% over the third quarter of 1993. On a comparative basis, per share earnings increased from $.15 in 1993 to $.20 in 1994; net interest income improved by 5.5%; and, other expenses show a decrease of 3.4%.

Asset quality also continues to improve. In September, 1993, non-performing assets totaled approximately $12 million, or 1.93% of total assets. In September, 1994, non-performing assets were $8.5 million, representing a better than peer 1.43% of total assets.

As you review this report, you'll note a number of significant balance sheet changes between the quarter ended September 30, 1994, the previous quarter, and the third quarter of 1993.

The first of those changes is in Stockholders' Equity. On July 1, 1994, we redeemed all of the outstanding Series C Preferred Stock. In addition, we converted $1,300,000 of Series D Preferred Stock to Series B Convertible Preferred Stock, effectively lowering the dividend rate on the entire $3,300,000 of previously outstanding Series D shares from 9.00% to 7.50%.

Secondly, loans have declined by close to $68 million since September 30, 1993. As mentioned last quarter, much of the decrease is related to our efforts to improve portfolio quality. At the same time, a good share of the new loans we've generated over the past year have been real estate loans which we've sold to the secondary market. By continuing to service these loans without carrying them on our balance sheet we've locked in an income stream without taking an interest rate risk as rates rise. We anticipate loan demand will begin to increase in future quarters and plan to continue focusing on selective portfolio growth.

Finally, the number of authorized and outstanding shares has increased substantially as a result of the 3-for-1 stock split, in the form of a 200% stock dividend, on July 1, 1994. All per share information in this report has been adjusted to reflect this change. On the effective date of the "split", the bid price of Premier Stock on the NASDAQ National Over-the-Counter market was $7.25. Recent trades indicate a range of $7.50 to $8.25.

We remain encouraged by Premier's financial outlook as 1994 draws to a close. . Through the end of the third quarter, we've already exceeded 1993's year end net income. Per share earnings for the first nine months this year are only $.03 lower than those recorded for all of 1993. We appreciate your support and confidence, and are committed to superior performance on your behalf.

Cordially,

Richard L. Geach                              David L. Murray
President &                                   Executive Vice President &
Chief Executive Officer                       Chief Financial Officer