Form 10-K
period 1994-12-31
PREMIER FINANCIAL SERVICES INC
filed 1995-03-23
CIK 36340

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549

                                 Form 10-K

             Annual Report Pursuant to Section 13 or 15(d) of
                    The Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 1994, Commission File Number 0-13425


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

     Aggregate market value of voting stock held by non-affiliates of the registrant as of February 28, 1995, based upon the average bid and asked
price at this date:   $40,573,736.00

     At February 28, 1995, the registrant had outstanding 6,522,178 shares of its common stock, $5.00 par value.


                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1994 Annual Report to Shareholders are incorporated by reference into Part II of the Form 10-K. Portions of the Proxy Statement for Registrant's 1995 Annual Meeting of Shareholders to be held April 27, 1995 has been incorporated by reference into Part III of the Form 10-K.

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

     The Company's banking subsidiaries include First Bank North ("FBN"), First Bank South ("FBS"), First National Bank of Northbrook ("FNBN") and First Security Bank of Cary Grove ("FSBCG"). Although chartered as commercial banks, the offices of the banks serve as general sales offices providing a full array of financial services and products to individuals, businesses, local governmental units and institutional customers throughout northern Illinois. Banking services include those generally associated with the commercial banking industry such as demand, savings and time deposits, loans to commercial, agricultural and individual customers, cash management, electronic funds transfers and other services tailored for the client. The Company has banking offices located in Freeport, Stockton, Warren, Mt. Carroll, DeKalb, Dixon, Rockford, Polo, Sterling, Northbrook, Riverwoods and Cary, Illinois.

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

     To gain a competitive market advantage, the Company relies on a strategic marketing plan that is employed throughout the Company, reaching every level of its sales force. The marketing plan includes the identification of target markets and customers so that the Company's resources, both financial and manpower, can be utilized where the greatest opportunities for gaining market share exist. The differentiation between the Company's approach to providing products and services to its customers and that of the competition is in the individualized attention that the Company devotes to the needs of its customers. This focus on fulfilling customer's financial needs generally results in long
- -term customer relationships.

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

     The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve Board before merging with or consolidating into another bank holding company, acquiring substantially all the assets of any bank or acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank. Bank holding companies are also prohibited from acquiring shares of any bank located outside the state in which the operations of the holding company's banking subsidiaries are principally conducted unless such an acquisition is specifically authorized by statute of the state of the bank whose shares are to be acquired. On September 29, 1994, the Reigle-Neal Interstate Banking and Branching Efficiency Act (the "Reigle-Neal Act") became law. The Act authorizes interstate acquisitions by bank holding companies, interstate mergers of banks, interstate bank branching and "agency banking" with affiliate banks in different states.

     There are several effective dates under the Reigle-Neal Act. Generally, interstate acquisitions and "agency banking" are permitted as of September 29, 1995, and interstate bank mergers and interstate branching are permitted as of June 1, 1997. However, states may "opt-in" or "opt-out" of the interstate merger and branching provisions before June 1, 1997.

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

     FIRREA authorizes the Federal Reserve Board to approve applications under
Section 4(c)(8) of the Act for bank holding companies to acquire savings associations, under certain conditions, regardless of the associations' financial condition. Previously, under the provisions of the Garn-St. Germain Depository Institutions Act of 1983 and subsequent Federal Reserve Board interpretations, bank holding companies could generally acquire only failing thrifts. Under FIRREA, they realize a significant expansion of authority. Furthermore, bank holding companies may acquire thrifts without regard to certain restrictions on interstate banking, as long as the thrift is operated as a separate subsidiary. FIRREA also allows a bank holding company to merge an acquired savings association or branch office with a bank holding company's subsidiary bank, if the bank continues to pay insurance assessments to the Savings Association Insurance Fund for the deposits acquired from the savings association and if, among other conditions, the merger complies. with current state law. On September 5, 1989, the Federal Reserve Board promulgated a final rule amending Regulation Y to allow bank holding companies to acquire savings associations.

     On December 19, 1991, The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted into law. In addition to providing for the recapitalization of the Bank Insurance Fund (the"BIF"), FDICIA contains, among other things: (i) truth-in savings legislation that requires financial institutions to disclose terms, conditions, fees and yields on deposit accounts in a uniform manner;
(ii) provisions that impose strict audit requirements and expand the role of independent auditors of financial institutions; (iii) provisions that require regulatory agencies to examine financial institutions more frequently than was required in the past; (iv) provisions that limit the powers of state-chartered banks to those of national banks unless the state-chartered bank meets minimum capital requirements and the FDIC finds that the activity to be engaged in by the state-chartered banks poses no significant risk to the BIF; (v) provisions that require the expedited resolution of problem financial institutions; (vi) provisions that require regulatory agencies to develop a method for financial institutions to provide information concerning the estimated fair market value of assets and liabilities as supplemental disclosures to the financial statements filed with the regulatory agencies; (vii)provisions that require regulators to consider adopting capital requirements that account for interest rate risk; (viii) provisions that require the regulatory agencies to adopt regulations that facilitate cross-industry transactions, and (ix) provisions for acquisition of banks by thrift institutions.

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

The Company's Subsidiaries

     FBN and FBS are State chartered, Federal Reserve member banks. They are, therefore, subject to regulation and an annual examination by the Illinois Commissioner of Banks and Trust Companies and by the Board of Governors of the Federal Reserve Bank. FNBN is a nationally chartered bank and is under the supervision of and subject to examination by the Comptroller of the Currency. All national banks are members of the Federal Reserve System and subject to applicable provisions of the Federal Reserve Act and to regular examination by the Federal Reserve Bank of their district. FSBCG is a State chartered non-member bank and is subject to regulation and an annual examination by the Illinois Commissioner of Banks and Trust Companies and by the Federal Deposit Insurance Corporation.

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


Capital Requirements

In December 1992, the Federal Reserve Board's final rules for risk-based capital guidelines became effective. These guidelines establish risk-based capital ratios based upon the allocation of assets and specified off-balance sheet commitments into four risk-weighted categories. The guidelines require all bank holding companies and banks to maintain a minimum Tier 1 capital to risk weighted asset ratio of 4% and a total capital to risk weighted asset ratio of at least 8.00%. In addition to the risk-based capital guidelines, the Federal Reserve Board has adopted the use of a leverage ratio as an additional tool to evaluate the capital adequacy of banks and bank holding companies. The leverage ratio is defined to be a company's "Tier 1" capital divided by its adjusted total assets. The Company and its banking subsidiaries meet or exceed the regulating capital guidelines as currently defined.




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


Employees

     As of December 31, 1994, the Company and its subsidiaries had a total of 273 full-time and 65 part-time employees.


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

     FBN conducts its operations from its offices located in Freeport, Stockton, Rockford, Warren, Mount Carroll, and DeKalb, Illinois. Its main office is located at 101 West Stephenson Street, Freeport, Illinois and includes approximately 26,400 square feet. In addition, two other office buildings are attached to the bank's main office by a parking deck. One is occupied by the Commercial Division. The other serves as a drive in facility and operations center. All three buildings including the underlying land, are owned by the Bank. FBN also operates a remote banking facility located approximately 1.5 miles southwest of the Bank's main office in a shopping center. The underlying land is leased by FBN from an unaffiliated party through 1995, and the Bank has an option to renew through 2000. The annual rental payment for the remaining year is $6,000.

     FBN's office in Mount Carroll is located at 102 E. Market Street, Mount Carroll, Illinois, with a separate drive-in facility located at 315 N. Clay Street (Highway 78), in Mount Carroll. The main bank building, containing approximately 12,000 square feet, is owned by the bank as is the underlying land. FBN occupies the main floor and most of the basement, with total square footage of approximately 9,000 square feet. The second floor, containing approximately 3,400 square feet, is rented to various professional organizations. The drive-in facility is approximately one block east of the main office. It houses the drive-in and walk-up facilities as well as a small lobby in a building containing approximately 1,200 square feet. The drive-in facility as well as the underlying land is owned by FBN.

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

     FBN's Rockford office is located at 3957 Mulford Road, Rockford, Illinois. Both the building which contains approximately 1358 square feet and underlying land are leased from an unaffiliated party through May 1, 1999, with an option to renew annually.

     FBN's office in DeKalb is located at 301-9 East Lincoln Highway, DeKalb, Illinois. Both the building and underlying land are leased from an unaffiliated party through August 1995, with an option to renew annually.

     FBS conducts its operations from its offices located in Dixon, Polo, and Sterling, Illinois. Its main office is located at 102 Galena Avenue, Dixon, Illinois. The building, which contains approximately 15,000 square feet, is owned and occupied by the bank. The land underlying the building, as well as an adjoining parking lot, are also owned by the bank.

     FBS's office in Polo is located at 101 W. Mason St., Polo, Illinois.  Drive
- -In and Walk-up facilities are part of the building. The building contains approximately 17,000 square feet, and is owned by the bank as is the underlying land. FBS occupies the first floor and the majority of the basement, with total square footage of about 10,000 square feet. The remainder of the basement and the second floor, which contain the remaining 7,000 square feet, are rented to various professional and/or retail organizations.

     FBS's Sterling office is located at 3014 E. Lincolnway, Sterling, Illinois. Drive-in and Walk-up facilities are part of the building. The building contains approximately 6,800 square feet. Both the building, which is occupied solely by the bank, and the underlying land are owned by FBS.

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


     FSBCG conducts its business in Cary from its main office located at Route 45 Highway 14. The main bank building containing approximately 3,500 square feet is owned by the bank as is the 4 lane drive-through and the underlying land. The adjoining parking lot contains 26,000 square feet of land.

     FSBCG owns a second banking center at 3114 Northwest Highway, Cary, Illinois. The building consists of 1,856 square feet, and three drive-through lanes situated on 145,953 square feet of land.

     Premier Operating Systems, Inc. conducts the majority of its operations from a 13,000 square foot, two story office building at 110 West Stephenson Street, Freeport, Illinois. The building and underlying land is owned by Premier Operating Systems, Inc.


Item 3.  Legal Proceedings

     Neither the Company nor its subsidiaries are a party to any material legal proceedings, other than routine litigation incidental to the business of the banks as of December 31, 1994.


Item 4.  Submission of Matters to a Vote of Security Holders

     No matters, through the solicitation of proxies or otherwise, have been submitted to a vote of security holders for the quarter ended December 31, 1994.


















                                       PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
         Matters

The approximate number of Holders of Common Stock as of 12/31/94 was as follows:
               Title of Class                No. of Record Holders

               Common Stock                           671
               ($5 Par Value)

     Other information required by this item is incorporated herein by reference to the Registrant's Annual Report to its shareholders for the year ended December 31, 1994, which is included as an exhibit to this report.



Item 6.  Selected Financial Data

   Incorporated herein by reference to the Registrant's Annual Report to its shareholders for the year ended December 31, 1994, which is included as an exhibit to this report.

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


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Incorporated by reference to the Registrant's Annual Report to its shareholders for the year ended December 31, 1994, which is included as an exhibit to this report.

     Submitted herewith is the following supplementary financial information of the registrant for each of the last five years (Unless otherwise stated):

     Distribution of Assets, Liabilities and Stockholders' Equity Interest Rates and Interest Differential
     Changes in Interest Margin for each of the last two years Investment Portfolio
     Maturities of Investments, December 31, 1994
     Loan Portfolio
     Loan Maturities and Sensitivity to Changes in Interest Rates, December 31, 1994
     Risk Elements in the Loan Portfolio
     Summary of Loan Loss Experience
     Deposits
     Time Certificates and Other Time Deposits of $100,000 or more as of December31, 1994
     Return on Equity and Assets
     Short Term Borrowings


Item 8.  Financial Statements and Supplementary Data

     The following consolidated financial statements of the Company, which are included in the annual report of the registrant to its stockholders for the year ended December 31, 1994, are submitted herewith as an exhibit, and are incorporated by reference:

     1.  Consolidated Balance Sheets, December 31, 1994 and 1993
     2. Consolidated Statements of Earnings, for the three years ended December 31, 1994
     3. Consolidated Statements of Changes in Stockholders' Equity for the three years ended December 31, 1994
     4. Consolidated Statements of Cash Flows for the three years ended December 31, 1994
     5.  Notes to Consolidated Financial Statements
     6.  Independent Auditors' Report


Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosures

     None






































          DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY

                        PREMIER FINANCIAL SERVICES, INC.

     The following table sets forth the registrant's consolidated average daily condensed balance sheet for each of the last five years (dollar figures in thousands):
                                              Year Ended December 31

                                   1990      1991      1992     1993      1994

ASSETS:
  Cash & Non-interest bearing
    deposits                    $ 16,457  $ 15,129  $ 17,162  $30,003  $ 27,316
  Interest Bearing Deposits        1,701     1,114       880    1,677    12,027

  Taxable Investment Securities  119,804   114,281    95,691  102,323   185,110
  Non-Taxable Investment
    Securities                    20,102    26,200    24,374   37,038    40,498


    Total Investment Securities  139,906   140,481   120,065  139,361   225,608

  Trading Account Assets             386       773     2,017    ---      ---
  Federal Funds Sold               9,390     1,704       656    4,706     3,737
  Loans (Net)                    169,711   182,975   219,684  273,951   287,825
  All Other Assets                17,827    16,755    17,450   32,101    46,101


    TOTAL ASSETS                $355,378  $358,931  $377,914 $481,799  $602,614


LIABILITIES & STOCKHOLDERS
EQUITY:
  Non-Interest Bearing Deposits $ 36,437  $ 36,118  $ 38,402 $ 66,895  $ 88,594
  Interest Bearing Deposits      275,436   244,253   259,271  335,510   420,530


    Total Deposits               311,873   280,371   297,673  402,405   509,124

  Short Term Borrowings           12,469    49,544    47,556   24,014    33,033
  Long Term Debt                   4,532       826      ---     ---       ---
  All Other Liabilities
    & Reserves                     3,500     2,861     2,844   10,785     4,619
  Stockholders' Equity            23,004    25,329    29,841   44,595    55,838


    TOTAL LIABILITIES & EQUITY  $355,378  $358,931  $377,914 $481,799  $602,614










                    INTEREST RATES AND INTEREST DIFFERENTIAL
                        PREMIER FINANCIAL SERVICES, INC.
     The following table sets forth the registrant's interest earned or paid, as well as the average yield or average rate paid on each of the major interest earning assets and interest bearing liabilities for each of the last five years (dollar figures are in thousands):
                                             Year Ended December 31

                                     1990      1991     1992     1993    1994
Interest Earned:
  Interest Bearing Deposits
  Interest Earned                $    144  $     94  $    68  $  104   $  514
  Average Yield                      8.47%     8.43%    7.73%   6.20%    4.27%
Taxable Investment Securities
  Interest Earned                  10,234     9,387    6,691   6,077    9,929
  Average Yield                      8.54%     8.21%    6.99%   5.94%    5.36%
Non-Taxable Investment Securities
  (taxable equivalent) (1)
  Interest Earned                   1,961     2,593    2,418   3,080    3,965
  Average Yield                      9.76%     9.89%    9.92%   8.32%    9.79%
Trading Account Assets
  Interest Earned                      31        58      151    ---       ---
  Average Yield                      8.03%     7.50%    7.49%   ---       ---
Federal Funds Sold
  Interest Earned                     768        88       25     133      150
  Average Yield                      8.18%     5.16%   3.81%    2.83%    4.01%
Loans (Excluding Unearned
  Discount & Non Accrual Loans)
  (taxable equivalent) (1)
  Interest & Fees Earned (2)       19,226     19,357  19,860  22,262   23,641
  Average Yield (3)                 11.21%     10.56%   9.06%   8.13%    8.21%
Interest Paid:
  Interest Bearing Deposits
    Interest Paid                  18,464     14,358  11,559  11,461   13,511
    Average Effective Rate Paid      6.70%      5.87%   4.46%   3.42%    3.21%
Borrowed Funds
    Interest Paid                     968      2,921   1,800   1,289    1,619
    Average Effective Rate Paid      7.76%      5.89%   3.79%   5.37%    4.90%
Long Term Debt
    Interest Paid                     465         88    ---     ---      ---
    Average Effective Rate Paid     10.26%     10.65%   ---     ---      ---
Margin Between Rates Earned
  and Rates Paid:
    All Interest Earnings Assets
     (taxable equivalent)
     Interest & Fees Earned        32,364     31,577  29,213  31,656   38,199
     Average Yield                  10.02%      9.65%   8.52%   7.55%    7.24%
All Interest Bearing Liabilities
  Interest Paid                    19,898     17,367  13,359  12,750   15,130
  Average Effective Rate Paid        6.80%      5.89%   4.35%   3.55%    3.33%

Net Interest Earned                12,466     14,210  15,854  18,906   23,069

Net Yield                            3.86%      4.34%   4.62%   4.43%    4.32%
(1) Yields on tax exempt securities and loans are full tax equivalent yields at 34%.
(2) Includes fees of $255, $548, $568, $718 and $675 for 1990 through 1994 respectively.
(3) There were no material out-of-period adjustments or foreign activities for any reportable period.

                        CHANGES IN INTEREST MARGIN

                     PREMIER FINANCIAL SERVICES, INC.

     The following table sets forth the registrant's dollar amount of change in interest earned on each major interest earning assets and the dollar amount of change in interest paid on each major interest bearing liabilities, as well as the portion of such changes attributable to changes in rate and changes in volume for each of the last two years (Dollar figures in thousands):
                                              Increase (Decrease)
                                      1993 over 1992        1994 over 1993
                                    Rate        Volume    Rate        Volume
Changes in Interest Earned:

  Interest Bearing Deposits       $  (16)     $    52       (42)        452

  Taxable Investment Securities   (1,055)         441      (644)      4,496

  Non-taxable Investment Securities
   (taxable equivalent)             (438)       1,100       579         306

  Trading Account Assets             ---         (151)      ---         ---

  Fed Funds Sold                      (8)         116        48         (31)

  Loans (net)                     (2,185)       4,587       224       1,155


     Total                       $(3,702)      $6,145  $    165       6,378

Changes in Interest Paid:

  Interest Bearing Deposits      $(3,051)      $2,953      (735)      2,785

  Short Term Borrowings              581       (1,092)     (121)        451


     Total                       $(2,470)       1,861      (856)      3,236

Changes in Interest Margin       $(1,232)      $4,284  $  1,021      $3,142

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


                              INVESTMENT PORTFOLIO

                        PREMIER FINANCIAL SERVICES, INC.

     The following table sets forth the registrant's book values of investments in obligations of the U.S. Treasury Government Agencies and Corporations, State and Political Subdivisions (U.S.), and other securities for each of the last five years (dollar figures in thousands):



                                 1990      1991      1992     1993     1994
U.S. Treasury and U.S. Agency
  Securities                  $114,485  $ 89,825  $ 77,897  $140,725  $203,956
Obligations of States and
  Political Subdivisions        26,145    25,258   24,358     36,693    40,513

Other Securities                16,425    10,308    3,580      3,068     4,009

          Total               $157,055  $125,391 $105,835   $180,486  $248,478

     The following table sets forth the registrant's book values of investments in obligations of the U.S. Treasury, U.S. Government Agencies and Corporations, State and Political Subdivisions (U.S.), and other securities as of December 31, 1994 by maturity and also sets forth the weighted average yield for each range of maturities.

                                           Obligations of
                            U.S. Treasury    States and                Weighted
                           and U.S. Agency    Political       Other     Average
Book Value:                  Securities      Subdivision   Securities    Yield

 One Year or Less             $  85,341      $  9,025       $   ---       6.17%
 After One Year to Five Years    75,434        21,739            18       6.98%
 After Five Years to Ten Years    8,729         5,949           ---       9.00%
 Over Ten Years                  34,452          3800         3,991       8.74%

          Total               $ 203,956      $ 40,513       $ 4,009       6.77%

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

(3) At December 31, 1994 the Company did not own any Obligation of a State or Political Subdivision or Other Security which was greater than 10% of its total equity capital.

                                 LOAN PORTFOLIO

                        PREMIER FINANCIAL SERVICES, INC.


     The following table sets forth the registrant's Loan Portfolio by major category for each of the last five years (dollar figures in thousands):

                                             Year Ended December 31

                                   1990      1991      1992      1993     1994

Commercial & Financial Loans    $ 56,043  $ 83,777  $ 88,341 $121,514  $ 91,392
Agricultural Loans                38,738    32,428    45,924   40,972    31,564
Real Estate - Residential
   Mortgage Loans                 56,980    66,256    54,728  103,234    86,105
Real Estate - Other               10,130    18,289    16,904   35,832    53,289
Loans to Individuals              16,185    13,364    13,268   29,728    22,056
Other Loans                        1,857       859       980      625       394

                                 179,933   214,973   220,145  331,905   284,800

Less:
   Unearned Discount                 223       231       182      518       344
   Allowance for Possible
     Loan Losses                   3,160     3,202     2,713    4,369     3,688

Net Loans                       $176,550  $211,540  $217,250 $327,018  $280,768

The following tables set forth the registrant's loan maturity distribution for certain major categories of loans as of December 31, 1994 (dollar figures in thousands).
                                               AMOUNT DUE IN

                              1 Year or Less      1-5 Years       After 5 Years

Commercial & Financial Loans    $  77,301         $  13,947           $     144
Agricultural Loans                 26,806             4,471                 287
Real Estate - Other Loans          26,528            22,715               4,046

     Total                      $ 130,635         $  41,133           $   4,477

     As of December 31, 1994 loans totaling $45,274,000, which are due after one year have predetermined interest rates, while $336,000 of loans due after one year have floating interest rates.










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

     The following table sets forth the registrant's non-accrual, past due, and renegotiated loans, and other Real Estate for each of the last five years (dollar figures in thousands):
                                             Year Ended December 31

                                   1990      1991     1992      1993     1994
Non-accrual Loans               $    156  $  3,683  $ 2,915   $ 5,791  $ 4,879
Loans Past Due 90 days
  or More                            946       501      152     5,151      144
Renegotiated Loans                   372       314      288       523      261
Other Real Estate                    210        48      153     1,749    1,403

     Total                      $  1,684  $  4,546  $ 3,508   $13,214   $6,687


     The following table sets forth interest information for certain non-performing loans for the year ended December 31, 1994 (dollar figures in thousands):
                                   Non-Accrual Loans        Renegotiated Loans

Balance December 31, 1994              $ 4,879                   $  261

Gross interest income that would
  have been recorded if the loans
  had been current in accordance
  with their original terms                507                       23

Amount of interest included in
  net earnings.                             87                       23





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

     Because the Company has historically evaluated its Allowance for Loan Losses on an overall basis, the Allowance has not been allocated by category. The allocation shown in the table below, encompassing the major segments of the loan portfolio judged most informative by management, represents only an estimate for each category of loans based upon historical loss experience and management's judgement of amounts deemed reasonable to provide for the possibility of losses being incurred within each category. Approximately 28% remain unallocated as a general valuation reserve for the entire portfolio to cover unexpected variations from historical experience in individual categories. The following table sets forth the registrant's loan loss experience for each of the last five years (dollar figures in thousands):


               Commercial &    Real      Loans to
               Agricultural   Estate   Individuals   Other   Unallocated  Total

Year Ended 12/31/94:

Loans-year End
  (Gross)       $ 122,956   $139,394    $ 22,056   $    394   $  ---   $284,800
Average Loans
  (Gross)         131,808    135,561      24,354        581      ---    292,304
Allowance for Loan
  Losses (Beginning
  of Year)          1,105      1,607         585         21    1,051      4,369

Loans Charged Off   1,081         73         370        ---      ---      1,524
Recoveries - Loans
  Previously Charged
  Off                 414         15         214        ---      ---        643
Net Loan Losses
  (Recoveries)        667         58         156        ---      ---        881
Operating Expense
  Provision           200        ---         ---        ---      ---        200
Allowance For Loan
  Losses (Year End)   638      1,549         429         21    1,051      3,688

Ratios:
Loans in Category to
  Total Loans      43.17%     48.95%       7.74%        .14%      ---      100%
Net Loan Losses
  (Recoveries) to
  Average Loans      .50%       .04%        .64%        ---       ---     .30%



               Commercial &    Real      Loans to
               Agricultural Estate Individuals Other Unallocated Total Year Ended 12/31/93:
Loans-year End
  (Gross)         $162,486    $139,066     $29,728   $ 625       ---   $331,905
Average Loans
  (Gross)          148,376     107,254      21,498     800       ---    277,928
Allowance for Loan
  Losses (Beginning
  of Year)           1,062         853          77      21       700      2,713
Allowance from
  Acquired Entities    750         750         500     ---       351      2,351
Loans Charged Off    1,845         546         129     ---       ---      2,520
 Recoveries - Loans
  Previously Charged
  Off                  138         ---          67     ---       ---        205
Net Loan Losses
  (Recoveries)       1,707         546          62     ---       ---      2,315
Operating Expense
  Provision          1,000         550          70     ---       ---      1,620
Allowance For Loan
  Losses (Year End)  1,105       1,607         585      21     1,051      4,369
Ratios:
Loans in Category to
  Total Loans        48.96%      41.90%       8.96%    .18%      ---       100%
Net Loan Losses
  (Recoveries) to
  Average Loans       1.15%        .51%        .29%     ---      ---       .83%

               Commercial &    Real      Loans to
               Agricultural Estate Individuals Other Unallocated Total Year Ended 12/31/92:
Loans-year End
  (Gross)       $ 134,265   $ 71,632    $ 13,268   $    980   $  ---   $220,145
Average Loans
  (Gross)         129,764     77,851      13,976      1,041      ---    222,632
Allowance for Loan
  Losses (Beginning
  of Year)          1,553        832          97         21      700      3,203
Loans Charged Off     925          9         124        ---      ---      1,058
Recoveries - Loans
  Previously Charged
  Off                 159         30          54        ---      ---        243
Net Loan Losses
  (Recoveries)        766        (21)         70        ---      ---        815
Operating Expense
  Provision           275        ---          50        ---      ---        325
Allowance For Loan
  Losses (Year End) 1,062        853          77         21      700      2,713
Ratios:
Loans in Category to
  Total Loans      60.99%     32.54%       6.03%        .44%      ---      100%
Net Loan Losses
  (Recoveries) to
  Average Loans      .59%      (.03%)       .50%        ---       ---      .37%

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







                                 DEPOSITS

                     PREMIER FINANCIAL SERVICES, INC.

     The following table sets forth the registrant's average daily deposits for each of the last five years (dollar figures in thousands):

                                          Year Ended December 31

                                1990      1991      1992      1993   1994

Demand Deposits (Non-
  Interest Bearing)         $ 36,437  $ 36,119  $ 38,402  $66,895  $ 88,594

Demand Deposits (Interest
  Bearing)                    32,948    38,194    44,772   57,937    93,788

Savings Deposits              71,821    67,456    73,684   95,351   154,188

Time Deposits                170,667   138,603   140,815  182,222   172,554

Deposits in Foreign Bank
  Offices                       None      None      None      None    None


     TOTAL DEPOSITS         $311,873  $280,372  $297,673 $402,405  $509,124


     The following table sets forth the average rate paid on interest bearing deposits by major category for each of the last five years (dollar figures in thousands):

                                          Year Ended December 31

                                1990      1991      1992     1993   1994

Demand Deposits (Interest
  Bearing)                     5.26%     4.83%    3.67%     2.41%   2.37%

Savings Deposits               5.45%     4.89%    3.52%     2.74%   2.99%

Time Deposits                  7.50%     6.65%    5.20%     4.09%   4.30%




















       TIME CERTIFICATE OF DEPOSIT/TIME DEPOSITS OF $100,000 OR MORE

                     PREMIER FINANCIAL SERVICES, INC.


     The following table sets for the registrant's maturity distribution for all time deposits of $100,000 or more as of December 31, 1994 (in thousands):


          Maturity                      Amount Outstanding

      3 months or less                       $  8,006
      3 through 6 months                        2,953
      6 through 12 months                       5,809
      Over 12 months                            4,097

                                   TOTAL     $ 20,865












































                        RETURN ON EQUITY AND ASSETS

                     PREMIER FINANCIAL SERVICES, INC.


     The following table sets forth the registrant's return on average assets, return on average common equity, return on average equity, dividend payout ratio, and average equity to average asset ratio for each of the last five years:


                                          Year Ended December 31

                               1990      1991      1992     1993     1994

Return on Average Assets         .81%    1.01%    1.15%     .83%     .95%

Return on Average
  Common Equity                12.53%   14.29%   14.58%   10.80%   11.11%

Return on Average Equity       12.53%   14.29%   14.58%    8.99%   10.23%

Dividend Payout Ratio          16.32%   16.75%   19.73%   29.27%   26.47%

Average Equity to Average
  Asset Ratio                   6.47%    7.06%    7.90%    9.26%    9.27%



































                           SHORT TERM BORROWINGS

                     PREMIER FINANCIAL SERVICES, INC.

     The following table sets forth a summary of the registrant's short-term borrowings for each of the last five years (dollar figures in thousands):

                                          Year Ended December 31

                                1990      1991      1992     1993   1994

Balance at End of Period:
  Federal Funds Purchased   $  4,272  $ 14,241  $ 4,272   $  ---  $ 13,975
  Securities Sold Under
   Repurchase Agreements      50,534    43,688   14,854    20,571   16,086
  Notes Payable to Banks       1,030       260    1,880    12,410   12,210
  Other                        2,000      ---      ---       ---      ---

          TOTAL             $ 57,836  $ 58,189  $21,006   $32,981 $ 42,271


Weighted Average Interest
  Rate at the end of Period:
  Federal Funds Purchased       7.68%     4.75%    3.53%      ---     5.75%
  Securities Sold Under
   Repurchase Agreements        7.19%     4.53%    3.79%     2.76%    4.47%
  Notes Payable to Banks       10.00%     6.50%    6.00%     6.00%    8.00%
  Other                         6.50%      ---      ---       ---      ---


Highest Amount Outstanding
  at Any Month-End:
  Federal Funds Purchased   $  7,072  $ 14,241  $16,614   $18,535   $13,975
  Securities Sold Under
   Repurchase Agreements      50,534    47,033   45,557    23,952    23,127
  Notes Payable to Banks       3,300     1,115    1,880    17,500    14,555
  Other                        2,380     2,000     ---       ---      1,000


Average Outstanding During
  the Year:
  Federal Funds Purchased   $  2,737  $  6,305  $10,715   $ 8,534   $ 3,205
  Securities Sold Under
   Repurchase Agreements       8,187    42,320   36,073    15,480    16,872
  Notes Payable to Banks       1,370       760      768     7,362    12,755
  Other                          176       160      ---       ---       201


Weighted Average Interest
  Rate During the Year:
  Federal Funds Purchased      8.00%     5.78%    3.93%     3.30%     4.90%
  Securities Sold Under
   Repurchase Agreements       7.31%     5.87%    3.74%     3.58%     3.26%
  Notes Payable to Banks      10.17%     8.63%    6.12%     6.14%     7.07%
  Other                        6.75%     6.40%     ---       ---      3.98%







                                 PART III


Item 10.  Directors and Executive Officers of the Registrant

     Incorporated herein by reference to the Registrant's Proxy Statement dated March 20, 1995 in connection with its annual meeting to be held on April 27, 1995.

     Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16 of the Exchange Act. This disclosure is contained in the Registrant's Proxy Statement dated March 20, 1995 on page 20 under the Section "Compliance with Section 16 (a) of the Exchange Act" and is incorporated herein by reference in this Annual Report on Form 10-K.


Item 11.  Executive Compensation

     Incorporated herein by reference to the Registrant's Proxy Statement dated March 20, 1995, in connection with its annual meeting to be held on April 27, 1995.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Incorporated herein by reference to the Registrant's Proxy Statement dated March 20, 1995, in connection with its annual meeting to be held on April 27, 1995.


Item 13.  Certain Relationships and Related Transactions

     Incorporated herein by reference to the Registrant's Proxy Statement dated March 20, 1995 in connection with its annual meeting to be held on April 27, 1995.


























                                  PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     1.  The following documents are filed as a part of this report:

         A. Consolidated Financial Statements of the Company which are included in the annual report of the registrant to its stock-holders for the year ended December 31, 1994 as follows:

             1.  Consolidated Balance Sheets, December 31, 1994 and 1993
             2. Consolidated Statements of Earnings, for the three years ended December 31, 1994.
             3. Consolidated Statements of Cash Flows, for the three years ended December 31, 1994.
             4. Consolidated Statements of Changes in Stockholders' Equity, for the three years ended December 31, 1994.
             5.  Independent Auditors' Report
             6.  Notes to Consolidated Financial Statements

         B.  Financial Statement Schedules as follows:

                 Schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission have been omitted because they are not required under the related instructions or the required information as set forth in the financial statements and related notes.

         C.  Exhibits as follows:

            13.  Premier Financial Services, Inc. Annual Report for 1994.

            21.  Subsidiaries of the Registrant.

            22. Published report regarding matters submitted to vote of security holders. See previous filing submitted on March 13, 1995.

            23.  Consents of Experts and Counsel.

            99a. Premier Financial Services, Inc. Stock and Savings Plan
                 Form 11-K Annual Report for the Fiscal Year ended December 31, 1994.

            99b. Premier Financial Services, Inc. Senior Leadership and
                 Directors Deferred Compensation Plan Form 11-K Annual Report for the Fiscal Year ended December 31, 1994.

     2.  Reports on Form 8-K

         The registrant has not filed a report on Form 8-K, during the quarter ended December 31, 1994.









                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Premier Financial Services, Inc.



    Richard L. Geach
By: Richard L. Geach, President
    Chief Executive Officer and Director

Date: March 23, 1995


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




    D. L. Murray                                   Donald E. Bitz

By: D. L. Murray, Executive Vice President
    Chief Financial Officer and Director

Date: March 23, 1995                        Date: March 23, 1995




    R. Gerald Fox                                Charles M. Luecke

Date: March 23, 1995                        Date: March 23, 1995




    Joseph C. Piland                             H. Barry Musgrove


Date: March 23, 1995                        Date: March 23, 1995




     E. G. Maris

Date: March 23, 1995









                                      Appendix


Pursuant to paragraph 232.311 (c) of Regulatin S-T, Premier Financial Services, Inc. is submitting on paper under cover of Form SE the financial statements of the Plan which are included in the annual report of the Plan to its participants for the year ended December 31, 1994.