Form 10-K/A
period 1994-12-31
PREMIER FINANCIAL SERVICES INC
filed 1995-04-05
CIK 36340

SECURITIES AND EXCHANGE COMMISSION
	Washington, D. C.  20549

	Form 10-K/A

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

	1. In addition to the exhibits filed March 23, 1995 as a part of Premier Financial Services, Inc.'s Form 10-K for the year ended December 31, 1994, the Registrant's amended Articles of Incorporation is filed as exhibit 3(i) of this report.























	SIGNATURES


	Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Premier Financial Services, Inc.



D.L. Murray
By: D. L. Murray, Executive
    Vice President, Chief
    Financial Officer and Director


Date:  March 5, 1995