Form 10-Q
period 1995-03-31
PREMIER FINANCIAL SERVICES INC
filed 1995-04-25
CIK 36340

SECURITIES AND EXCHANGE COMMISSION


                       Washington, D. C.  20549



                               Form 10-Q


             Quarterly Report Under Section 13 or 15(d) of


                  The Securities Exchange Act of 1934



   For the Quarter Ended March 31, 1995, Commission File Number 0-13425


                    PREMIER FINANCIAL SERVICES, INC.


         (Exact name of registrant as specified in its Charter)


                  Delaware                        36-2852290
         (State or other jurisdiction of        (I.R.S. Employer
          incorporation or organization)         Identification No.)

          27 W. Main Street, Suite 101               61032
          Freeport, Illinois                       (Zip Code)
         (Address of Principal executive
          offices)


     Registrant's telephone number, including area code (815) 233-3671


     Number of Shares of Common Stock ($5 Par Value) outstanding as of
                  March 31, 1995:               6,524,217


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X       No





                    (This report contains 4 pages)



                                Part I

Item 1.  Financial Statements.

     The following consolidated financial statements of the Company are submitted herewith as an exhibit and are incorporated herein by reference:

     1. Consolidated Balance Sheets, March 31, 1995, March 31, 1994 and, December 31, 1994.

     2. Consolidated Statements of Earnings, quarters ended March 31, 1995 and 1994.

     3. Consolidated Statements of Cash Flows, three months ended March 31, 1995 and 1994.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  Premier Financial Services, Inc. earned $1.30 million for the first quarter of 1995 or $.15 earnings per share. Net earnings for the first quarter of 1994 totaled $1.35 million, or $.16 earnings per share. Return on average assets and common equity was .85% and 12.42%, respectively for the three months ended March 31, 1995, compared to .92% and 13.95% for the same period in 1994.

Net interest income for the first quarter of 1995 was $5.3 million, as compared $5.2 million in 1994. The increase was essentially attributable to growth in average earning assets. Average earning assets totaled $545.4 million at March 31, 1995, an increase of $21.1 million from the $524.3 million reported in 1994. An analysis of first quarter results reflects a 115 basis point increase in the average yield on earning assets from 1994 to 1995, while the average cost of funds increased 118 basis points, resulting in a slightly lower net interest margin (4.21% in 1995 as compared to 4.24% in 1994).

Premier recorded a loan loss provision of $51,000 in the first quarter. No provision for loan losses was made during the first three months of 1994. Nonperforming assets as a percentage of total assets decreased to .76% as of March 31, 1995 as compared to 1.68% at March 31, 1994 and 1.14% at December 31, 1994. The adequacy of the allowance is consistent with the composition of the portfolio and credit quality as of March 31, 1995. Assuming that anticipated loan growth materializes, it is likely that additional provisions will be made in future periods.

Total noninterest income decreased $240,000, or 13.00% for the three months ended March 31, 1995 as compared to the same period in 1994. Contributing to the decrease was approximately $191,000 recorded in 1994 for fees and prior years' interest collected but not accrued on nonperforming loans. In addition, the income on real estate loan originations and sales to the secondary market, which enhanced earnings before taxes in 1994 by $156,000, declined to $16,000 in 1995. Core fee income from trust and service charges on deposit accounts increased approximately $77,000 or 7.21%. Premier continues to exercise effective control over noninterest expenses which were slightly less in the quarter ended March 31, 1995 than in the first quarter of 1994.

At March 31, 1995, stockholders' equity totaled $56 million, up from $52.5 million at December 31, 1994. This increase was due primarily to earnings net of common and preferred dividends and a decrease in the after tax unrealized loss recorded on securities available for sale in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities.


                                 Part II


Item 6.  Exhibits and Reports on Form 8-K.


    1.  The following documents are filed as a part of this report:

               A.  Consolidated Financial Statements of the Company for the
                  quarter ended March 31, 1995 as follows:

                   1. Consolidated Balance Sheets, March 31, 1995, March 31, 1994 and December 31, 1994.

                   2. Consolidated Statements of Earnings, quarters ended March 31, 1995 and 1994.

                   3. Consolidated Statements of Cash Flows, three months ended March 31, 1995 and 1994.

               B.  Exhibits as follows:

                  27.  Financial Data Schedule, three months ended March
                       31, 1995.


    2. Reports on Form 8-K - The registrant has not filed any reports on Form 8-K, nor has it been required to file such reports, for the quarter ended March 31, 1995.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              PREMIER FINANCIAL SERVICES, INC.


                              By:             D. L. Murray
                                  D. L. Murray, Executive Vice President
                                     & Chief Financial Officer


      April 25, 1995
         (Date)

                                                      Consolidated Balance Sheets
- -------------------------------------------------------------------------------------------------------------------------

                                                                               March 31,      March 31,     December 31,
                                                                                 1995            1994           1994
- -------------------------------------------------------------------------------------------------------------------------
Assets
Cash & non-interest bearing deposits                                           $33,752,596    $22,246,528    $31,186,418
Interest bearing deposits                                                          308,012     23,375,556     14,683,941
Federal funds sold                                                                 -              -              -
- -------------------------------------------------------------------------------------------------------------------------
      Cash and cash equivalents                                                 34,060,608     45,622,084     45,870,359
- -------------------------------------------------------------------------------------------------------------------------
Investments held to maturity (approximate market value):
   March 31, 1995 -    $39,473,000;
   March 31, 1994 -    $40,631,000;
   December 31, 1994 - $40,516,000;                                             39,167,317     39,564,753     40,513,480
Securities available for sale                                                  218,484,899    156,074,015    207,964,644
Loans                                                                          285,861,308    309,802,970    284,799,933
  Less: Unearned discount                                                   (      317,757) (     451,713) (     343,902)
        Allowance for possible loan losses                                  (    3,257,973) (   4,362,603) (   3,688,386)
- -------------------------------------------------------------------------------------------------------------------------
        Net loans                                                              282,285,578    304,988,654    280,767,645
- -------------------------------------------------------------------------------------------------------------------------
Bank premises & equipment                                                       14,099,624     14,945,427     14,254,748
Excess cost over fair value of net assets acquired                              21,202,475     22,794,908     21,600,583
Accrued interest receivable                                                      6,378,192      5,193,134      5,835,006
Other assets                                                                     4,389,084      4,629,203      3,697,272
- -------------------------------------------------------------------------------------------------------------------------
        Total assets                                                          $620,067,777   $593,812,178   $620,503,737
- -------------------------------------------------------------------------------------------------------------------------
Liabilities & stockholders' equity
Non-interest bearing deposits                                                  $74,604,945    $90,294,703    $86,018,604
Interest bearing deposits                                                      446,769,918    406,669,874    437,674,799
- -------------------------------------------------------------------------------------------------------------------------
         Deposits                                                              521,374,863    496,964,577    523,693,403
- -------------------------------------------------------------------------------------------------------------------------
Short-term borrowings                                                           21,800,000     15,925,000     26,185,000
Securities sold under agreements to repurchase                                  17,175,262     21,207,805     16,085,872
Accrued taxes & other expenses                                                   3,510,164      3,538,541      1,759,512
Other liabilities                                                                  205,668        584,270        303,118
- -------------------------------------------------------------------------------------------------------------------------
         Total liabilities                                                    $564,065,957   $538,220,193   $568,026,905
- -------------------------------------------------------------------------------------------------------------------------
Stockholders' equity
Preferred stock - $1 par value, 1,000,000 shares authorized:
  Series A perpetual, $1,000 stated value, 8.25%, 7,000 shares
    authorized, 5,000 shares issued and outstanding                              5,000,000      5,000,000      5,000,000
  Series B convertible, $1,000 stated value, 7.50%, 7,250 shares authorized 7,250 shares issued and outstanding at March 31, 1995,
    and December 31, 1994, 5,950 issued and outstanding at March 31, 1994        7,250,000      5,950,000      7,250,000
  Series C perpetual, $1,000 stated value, 7.00%, 1,950 shares
    authorized, issued and outstanding at March 31, 1994                           -            1,950,000        -
  Series D perpetual, $1,000 stated value, 9.00%, 3,300 shares authorized, 2,000 shares issued and outstanding, 7.50%,
    at March 31, 1995 and December 31, 1994,
    3,300 shares issued and outstanding, 9.00%, at December 31, 1993             2,000,000      3,300,000      2,000,000
Common stock- $5.00 par value
                                March 31,   March 31, December 31,
 No. of Shares                    1995        1994        1994
   Authorized                  15,000,000   2,500,000  15,000,000
   Issued                       6,526,227   2,172,863   6,526,227
   Outstanding                  6,524,217   2,163,107   6,504,876               32,631,135     10,864,315     32,631,135
Surplus                                                                            -           16,134,180        -
Retained earnings                                                               10,845,158     13,176,692     10,149,027
Unrealized loss on securities available for sale (net of tax)               (    1,708,128) (     574,424) (   4,403,568)
    Less:  Treasury stock, (2,010 shares at cost, March 31, 1995,
                       21,351 shares at cost, December 31, 1994
                       and 9,756 shares at cost, March 31, 1994)            (       16,345) (     208,778) (     149,762)
- -------------------------------------------------------------------------------------------------------------------------
       Stockholders' equity                                                    $56,001,820    $55,591,985    $52,476,832
- -------------------------------------------------------------------------------------------------------------------------
       Total liabilities & stockholders' equity                               $620,067,777   $593,812,178   $620,503,737
- -------------------------------------------------------------------------------------------------------------------------












                                                  Consolidated Statements of Earnings
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                                      Three Months Ended
                                                                                          March 31,
Interest income                                                                     1995               1994
Interest & fees on loans                                                          $6,443,026         $5,993,666
Interest & dividends on investment securities:
  Taxable                                                                          3,333,761          1,897,305
  Exempt from federal income tax                                                     553,975            527,415
Other interest income                                                                102,981            126,129
- -----------------------------------------------------------------------------------------------------------------------------------
      Interest income                                                             10,433,743          8,544,515
- -----------------------------------------------------------------------------------------------------------------------------------
Interest expense
Interest on deposits                                                               4,535,318          3,059,638
Interest on short-term borrowings                                                    563,787            317,308
- -----------------------------------------------------------------------------------------------------------------------------------
      Interest expense                                                             5,099,105          3,376,946
- -----------------------------------------------------------------------------------------------------------------------------------
  Net interest income                                                              5,334,638          5,167,569
  Provision for possible loan losses                                                  51,000            -
- -----------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for possible loan losses                       5,283,638          5,167,569
- -----------------------------------------------------------------------------------------------------------------------------------
Other income
Trust fees                                                                           648,939            607,458
Service charges on deposits                                                          499,677            463,943
Net gains on loans sold to secondary market                                           16,547            155,840
Investment securities gains, net                                                      22,518            -
Other operating income                                                               419,862            620,483
- -----------------------------------------------------------------------------------------------------------------------------------
       Other income                                                                1,607,543          1,847,724
- -----------------------------------------------------------------------------------------------------------------------------------
Other expenses
Salaries                                                                           2,007,503          1,902,015
Pension, profit sharing, & other employee benefits                                   320,017            349,240
Net occupancy of bank premises                                                       538,409            523,440
Furniture & equipment                                                                295,782            284,523
Federal deposit insurance premiums                                                   280,774            299,330
Amortization of excess cost over fair value of net assets acquired                   398,108            398,108
Other                                                                              1,212,479          1,298,382
- -----------------------------------------------------------------------------------------------------------------------------------
       Other expense                                                               5,053,072          5,055,038
- -----------------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                                       1,838,109          1,960,255
Applicable income taxes                                                              539,306            605,621
- -----------------------------------------------------------------------------------------------------------------------------------
Net earnings                                                                      $1,298,803         $1,354,634
===================================================================================================================================

Earnings per share
  (On weighted average outstanding common
  shares of 6,676,422 in 1995 and
  6,616,785 in 1994)                                                                    $.15               $.16
- -----------------------------------------------------------------------------------------------------------------------------------


































                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Three months ended March 31, 1995 and 1994 (unaudited)


                                                                            1995                   1994
                                                                          ------                 ------
Cash flows from operating activities:

Net earnings                                                         $1,298,803             $1,354,634

Adjustments to reconcile net earnings
  to net cash from operating activities:
    Amortization net, related to:
      Investment securities                                             354,946                480,983
      Excess of cost over net assets acquired                           398,108                398,108
      Other                                                              79,456                171,820
    Depreciation                                                        278,242                299,320
    Provision for possible loan losses                                   51,000                 -
    Gain on sale related to:
      Investment securities                                         (    22,518)                -
      Loans sold to secondary market                                (    16,547)          (    155,840)
    Change in:
      Securities available for sale                                      -                ( 15,791,810)
      Accrued interest receivable                                   (   543,186)          (    122,802)
      Other assets                                                  (   691,812)          (  1,243,268)
      Accrued taxes & other expenses                                  1,750,652           (    128,754)
      Other liabilities                                             (    97,450)                 4,995
- -------------------------------------------------------------------------------------------------------
Net cash from operating activities                                    2,839,694           ( 14,732,614)
- -------------------------------------------------------------------------------------------------------
Cash flows from investing activities:

    Purchase of securities held-to-maturity                         (   910,701)          (  2,511,785)
    Purchase of securities available for sale                       (29,281,919)                -
    Proceeds from:
      Maturities of securities held-to-maturity                       2,262,303              2,095,731
      Sales of securities available for sale                         12,044,237                 -
      Maturities of securities available for sale                     9,075,000                 -
    Net (increase) decrease in loans                                ( 1,618,275)            22,027,046
    Purchase of bank premises & equipment                           (   136,685)          (    104,345)
- -------------------------------------------------------------------------------------------------------
Net cash from investing activities                                  ( 8,566,040)            21,506,647
- -------------------------------------------------------------------------------------------------------
Cash flows from financing activities:

    Net increase (decrease) in:
      Deposits                                                      ( 2,318,540)          ( 21,054,366)
      Securities sold under agreements to repurchase                  1,089,390                636,147
      Short term borrowings                                         ( 4,385,000)             3,515,000
    Reissuance of treasury stock                                        133,417                 -
    Cash dividends paid                                             (   602,672)          (    604,264)
- -------------------------------------------------------------------------------------------------------
Net cash from financing activities                                  ( 6,083,405)          ( 17,507,483)
- -------------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                               (11,809,751)          ( 10,733,450)
    Cash and cash equivalents, beginning of year                     45,870,359             56,355,534
- -------------------------------------------------------------------------------------------------------
  Cash and cash equivalents, end of year                            $34,060,608            $45,622,084
- -------------------------------------------------------------------------------------------------------