Form 10-Q
period 1995-06-30
PREMIER FINANCIAL SERVICES INC
filed 1995-08-01
CIK 36340

SECURITIES AND EXCHANGE COMMISSION

                    Washington, D. C.  20549


                            Form 10-Q

          Quarterly Report Under Section 13 or 15(d) of

               The Securities Exchange Act of 1934


   For the Quarter Ended June 30, 1995, Commission File Number 0-13425

                    PREMIER FINANCIAL SERVICES, INC.

         (Exact name of registrant as specified in its Charter)

                  Delaware                        36-2852290
         (State or other jurisdiction of        (I.R.S. Employer
          incorporation or organization)         Identification No.)

          27 W. Main Street, Suite 101               61032
          Freeport, Illinois                       (Zip Code)
         (Address of Principal executive
          offices)

     Registrant's telephone number, including area code (815) 233-3671

     Number of Shares of Common Stock ($5 Par Value) outstanding as of
                       June 30, 1995:           6,526,227

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

     1. Consolidated Balance Sheets, June 30, 1995, June 30, 1994 and December 31, 1994.

     2.  Consolidated Statements of Earnings, quarters ended June
         30, 1995 and 1994 and six months ended June 30, 1995 and 1994.

     3.  Consolidated Statements of Cash Flows, six months ended
         June 30, 1995 and 1994.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

     Premier Financial Services, Inc.'s per share earnings for the quarter ended June 30, 1995 edged up to $.17 as compared to $.15 per share recorded in the first quarter this year and $.16 in the second quarter of 1994. Year to date earnings totaled $2.67 million, slightly less than $2.75 million in 1994. Year-to-date earnings per share results were unchanged at $.32 due to lower preferred dividends. Return on average assets and common equity was .86% and 9.97%, respectively for the six months ended June 30, 1995, as compared to .93% and 9.89% for the same period in 1994.

Year-to-date net interest income totaled $10.8 million in 1995, as compared to $10.5 million in 1994. Net interest income for the second quarter of 1995 increased by approximately $168,000 and $160,000 as compared to the first quarter of 1995 and the second quarter of 1994. The slight period-to-period increases are primarily a result of earning asset volume as opposed to rate or net interest margin improvement. Average earning assets totaled $553.6 million at June 30, 1995, an increase of $32.8 million from $520.8 million reported at June 30, 1994. Net loans have grown by more than $17 million since year end 1994. The increase in loans was funded by a $30 million or 7% growth in interest-bearing deposits. Compression of our net interest margin continues as it declined to 4.19% at June 30, 1995 from 4.21% and 4.32% at March 31, 1995 and June 30, 1994, respectively.

Nonperforming loans decreased to $4.6 million, or 1.54%, of total loans as of June 30, 1995 compared to $5.7 million, or 1.99%, of total loans at December 31, 1994. The allowance for possible loan losses as a percentage of total loans decreased from 1.30% at December 31, 1994 to 1.04% at June 30, 1995. The adequacy of the allowance for possible loan losses remains consistent with the composition of the portfolio and recent credit quality history.

As the loan portfolio continues to grow, it is likely that normal provisions to the allowance for possible loan losses will increase in conjunction with the anticipated growth.

Total noninterest income, excluding gains on investment securities, decreased $54,000 in the second quarter of 1995 as compared to the same period in 1994. The decrease is attributable to a one-time recovery recorded in 1994. Noninterest expenses in the second quarter of 1995 increased approximately $156,000 as compared to 1994. Contributing to the increase were expenses relating to our aggressive collection efforts such as legal fees and costs associated with temporary holding of other real estate for sale.

In the second quarter of 1995, the Financial Accounting Standards Board issued Financial Accounting Statement No. 122, "Accounting for Mortgage Servicing Rights". Statement 122 requires a company to recognize an asset for the rights to service mortgage loans for others, regardless if the owner purchased the rights or originated
the rights themselves.   Previously, when a company purchased
mortgage servicing rights, the value was recorded on the financial statements as an asset. However, the value of the servicing rights created by the origination of mortgage loans was not recorded.
This Statement applies prospectively on January 1, 1996. Premier plans on implementing FAS No. 122 on January 1, 1996 and it is the opinion of management that implementation will have an immaterial effect on the financial condition of the Company.

                             Part II

Item 4.  Submission of Matters to a Vote of Security Holders

         The following matters were submitted to a vote of security holders during the quarter ended June 30, 1995, at the Annual Meeting held
April 27, 1995.

         1. Election of Directors. Stockholders voted to elect to the Board of Directors two nominees to serve until the Annual Meeting in 1998. The following Directors were nominated and elected: Charles M. Luecke and H. Barry Musgrove.

         2. Adoption of the 1995 non-qualified stock option plan. Stockholders voted to adopt the 1995 non-qualified stock option plan.

         3. Ratification and approval of the Senior Leadership and Directors Deferred Compensation Plan.
             Stockholders voted to ratify and approve the Senior
             Leadership and Directors Deferred Compensation Plan.

Item 6.  Exhibits and Reports on Form 8-K.

         1. The following documents are filed as a part of this report:

               A. Consolidated Financial Statements of the Company for the quarter ended June 30, 1995 as follows:

                   1. Consolidated Balance Sheets, June 30, 1995, June 30, 1994 and December 31, 1994.

                   2.  Consolidated Statements of Earnings,
                       quarters ended June 30, 1995 and 1994 and six months ended June 30, 1995 and 1994.

                   3. Consolidated Statements of Cash Flows, six months ended June 30, 1995 and 1994.

               B.  Exhibits as follows:

                  27.  Financial Data Schedule, six months ended
                       June 30, 1995.

         2. Reports on Form 8-K - The registrant has not filed any reports on Form 8-K, nor has it been required to file such reports, for the quarter ended June 30, 1995.



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


                              PREMIER FINANCIAL SERVICES, INC.


                         By: David L. Murray
                             David L. Murray, Executive Vice
                             President & Chief Financial Officer


      August 1, 1995
         (Date)


                                          Consolidated Balance Sheets
---------------------------------------------------------------------------------------------------------------------------------

                                                                                   June 30,          June 30,       December 31,
                                                                                     1995              1994             1994
---------------------------------------------------------------------------------------------------------------------------------
Assets
Cash & non-interest bearing deposits                                               $33,838,174      $21,720,917      $31,186,418
Interest bearing deposits                                                              405,104       13,562,111       14,683,941
Federal funds sold                                                                     -              5,150,000           -
---------------------------------------------------------------------------------------------------------------------------------
      Cash and cash equivalents                                                     34,243,278       40,433,028       45,870,359
---------------------------------------------------------------------------------------------------------------------------------
Investments held to maturity (approximate market value):
   June 30, 1995 -     $39,578,000;
   June 30, 1994 -     $42,939,000;
   December 31, 1994 - $40,516,000;                                                 38,887,614       42,149,854       40,513,480

Securities available for sale                                                      224,688,318      198,256,942      207,964,644
Loans                                                                              301,399,436      278,074,998      284,799,933
  Less: Unearned discount                                                       (      300,380)   (     403,662)    (    343,902)
        Allowance for possible loan losses                                      (    3,146,078)   (   3,603,729)    (  3,688,386)
---------------------------------------------------------------------------------------------------------------------------------
        Net loans                                                                  297,952,978      274,067,607      280,767,645
---------------------------------------------------------------------------------------------------------------------------------
Bank premises & equipment                                                           14,291,915       14,624,346       14,254,748
Excess cost over fair value of net assets acquired                                  20,804,367       22,396,801       21,600,583
Accrued interest receivable                                                          6,791,903        5,455,475        5,835,006
Other assets                                                                         4,421,965        3,870,163        3,697,272
---------------------------------------------------------------------------------------------------------------------------------
        Total assets                                                              $642,082,338     $601,254,216     $620,503,737
---------------------------------------------------------------------------------------------------------------------------------
Liabilities & stockholders' equity
Non-interest bearing deposits                                                      $76,619,555      $86,903,784      $86,018,604
Interest bearing deposits                                                          467,559,082      426,780,657      437,674,799
---------------------------------------------------------------------------------------------------------------------------------
         Deposits                                                                  544,178,637      513,684,441      523,693,403
---------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings                                                               17,430,000       16,385,000       26,185,000
Securities sold under agreements to repurchase                                      16,743,584       13,341,421       16,085,872
Accrued taxes & other expenses                                                       4,501,776        2,376,866        1,759,512
Other liabilities                                                                      435,372          481,335          303,118
---------------------------------------------------------------------------------------------------------------------------------
         Liabilities                                                              $583,289,369     $546,269,063     $568,026,905
---------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity
Preferred stock - $1 par value, 1,000,000 shares authorized:
  Series A perpetual, $1,000 stated value, 8.25%, 7,000 shares
    authorized, 5,000 shares issued and outstanding;                                 5,000,000        5,000,000        5,000,000
  Series B convertible, $1,000 stated value, 7.50%, 7,250 shares authorized, 7,250 shares issued and outstanding at June 30, 1995
    and December 31, 1994, 5,950 shares issued and outstanding at June 30, 1994      7,250,000        5,950,000        7,250,000
  Series C perpetual, $1,000 stated value, 7.00%, 1,950 shares
    authorized, issued and outstanding at June 30, 1994;                               -              1,950,000           -
  Series D perpetual, $1,000 stated value, 7.50%, 3,300 shares authorized, 2,000 issued and outstanding, 7.50%
    at June 30, 1995, and December 31, 1994, 3,300 shares
    issued and outstanding, 9.00% at June 30, 1994                                   2,000,000        3,300,000        2,000,000
Common stock- $5.00 par value
                    June 30,    June 30,  December 31,
 No. of Shares        1995        1994        1994
   Authorized      15,000,000  15,000,000  15,000,000
   Issued           6,526,227   2,172,863   6,526,227
   Outstanding      6,526,227   2,163,107   6,504,876                               32,631,135       10,864,315       32,631,135
Surplus                                                                                -             16,134,180           -
Retained earnings                                                                   11,614,935       13,963,211       10,149,027
Unrealized gain (loss) on securities available for sale, net of tax                    296,899    (   1,967,775)    (  4,403,568)
    Less:  Treasury stock, (9,756 shares at cost,
           June 30, 1994 and 21,351 shares at cost,
           December 31, 1994)                                                          -          (     208,778)    (    149,762)
---------------------------------------------------------------------------------------------------------------------------------
       Stockholders' equity                                                        $58,792,969      $54,985,153      $52,476,832
---------------------------------------------------------------------------------------------------------------------------------
       Total liabilities & stockholders' equity                                   $642,082,338     $601,254,216     $620,503,737
---------------------------------------------------------------------------------------------------------------------------------







                                                  Consolidated Statements of Earnings
-----------------------------------------------------------------------------------------------------------------------------------
                                                                     Six Months Ended                     Three Months Ended
                                                                         June 30,                               June 30,
                                                                 1995               1994               1995               1994
Interest income
Interest & fees on loans                                      $13,301,848        $11,825,963         $6,858,822         $5,832,297
Interest & dividends on investment securities:
  Taxable                                                       6,957,988          4,218,572          3,624,227          2,321,267
  Exempt from federal income tax                                1,112,889          1,095,888            558,914            568,473
Other interest income                                             151,235            317,858             48,254            191,729
-----------------------------------------------------------------------------------------------------------------------------------
      Interest income                                          21,523,960         17,458,281         11,090,217          8,913,766
-----------------------------------------------------------------------------------------------------------------------------------
Interest expense
Interest on deposits                                            9,513,580          6,244,038          4,978,262          3,184,400
Interest on short-term borrowings                               1,172,909            704,039            609,122            386,731
-----------------------------------------------------------------------------------------------------------------------------------
      Interest expense                                         10,686,489          6,948,077          5,587,384          3,571,131
-----------------------------------------------------------------------------------------------------------------------------------
  Net interest income                                          10,837,471         10,510,204          5,502,833          5,342,635
  Provision for possible loan losses                              102,000             25,000             51,000             25,000
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision
for possible loan losses                                       10,735,471         10,485,204          5,451,833          5,317,635
-----------------------------------------------------------------------------------------------------------------------------------
Other income
Trust fees                                                      1,285,976          1,214,916            637,037            607,458
Service charges on deposits                                     1,001,561            937,468            501,884            473,525
Net gains on loans sold to secondary market                        59,940            203,811             43,393             47,971
Investment securities gains, net                                   60,273              6,996             37,755              6,996
Other operating income                                            855,003          1,162,688            435,141            542,205
-----------------------------------------------------------------------------------------------------------------------------------
       Other income                                             3,262,753          3,525,879          1,655,210          1,678,155
-----------------------------------------------------------------------------------------------------------------------------------
Other expenses
Salaries                                                        4,043,789          3,822,591          2,036,286          1,920,576
Pension, profit sharing, & other employee benefits                660,080            686,886            340,063            337,646
Net occupancy of bank premises                                  1,051,687          1,007,061            513,278            483,621
Furniture & equipment                                             559,454            556,387            263,672            271,864
Federal deposit insurance premiums                                561,548            598,659            280,774            299,329
Amortization of excess cost over fair value
of net assets acquired                                            796,216            796,216            398,108            398,108
Other                                                           2,536,207          2,586,667          1,323,728          1,288,285
-----------------------------------------------------------------------------------------------------------------------------------
       Other expense                                           10,208,981         10,054,467          5,155,909          4,999,429
-----------------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                    3,789,243          3,956,616          1,951,134          1,996,361
Applicable income taxes                                         1,116,017          1,211,193            576,711            605,572
-----------------------------------------------------------------------------------------------------------------------------------
Net earnings                                                   $2,673,226         $2,745,423         $1,374,423         $1,390,789
===================================================================================================================================

Earnings per share:

Average weighted shares outstanding                             6,686,431          6,631,302          6,683,825          6,645,819
Net earnings                                                         $.32               $.32               $.17               $.16
-----------------------------------------------------------------------------------------------------------------------------------




























                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                               Six months ended June 30, 1995 and 1994 (unaudited)


                                                                            1995                   1994
                                                                          ------                 ------
Cash flows from operating activities:

Net earnings                                                          $2,673,226             $2,745,423

Adjustments to reconcile net earnings
  to net cash from operating activities:
    Amortization net, related to:
      Investment securities                                             687,934                956,580
      Excess of cost over net assets acquired                           796,216                796,215
      Other                                                             167,679                 96,481
    Depreciation                                                        552,884                585,110
    Provision for possible loan losses                                  102,000                 25,000
    Gain on sale related to:
      Investment securities                                         (    60,273)          (      6,996)
      Loans sold to secondary market                                (    59,940)          (    203,811)
    Change in:
      Securities available for sale                                      -                ( 56,833,510)
      Accrued interest receivable                                   (   956,897)          (    385,143)
      Other assets                                                  (   726,466)          (    484,228)
      Accrued taxes & other expenses                                  2,742,264           (  1,290,429)
      Other liabilities                                                 132,254           (     97,940)
-------------------------------------------------------------------------------------------------------
Net cash from operating activities                                    6,050,881           ( 54,097,248)
-------------------------------------------------------------------------------------------------------
Cash flows from investing activities:

    Purchase of securities held-to-maturity                         ( 1,249,800)          (  8,813,221)
    Purchase of securities available for sale                       (81,762,186)                -
    Proceeds from:
      Maturities of securities held-to-maturity                       2,881,563              2,808,883
      Sales of securities available for sale                         50,709,062                 -
      Maturities of securities available for sale                    18,396,359                 -
    Net (increase) decrease in loans                                (17,367,939)            53,059,969
    Purchase of bank premises & equipment                           (   617,184)          (     82,620)
-------------------------------------------------------------------------------------------------------
Net cash from investing activities                                  (29,010,125)            46,973,011
-------------------------------------------------------------------------------------------------------
Cash flows from financing activities:

    Net increase (decrease) in:
      Deposits                                                       20,485,234           (  3,298,002)
      Securities sold under agreements to repurchase                    657,712           (  8,266,737)
      Short term borrowings                                         ( 8,755,000)             3,975,000
    Reissuance of treasury stock                                        149,762                 -
    Cash dividends paid                                             ( 1,205,545)          (  1,208,530)
-------------------------------------------------------------------------------------------------------
Net cash from financing activities                                   11,332,163           (  8,798,269)
-------------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                               (11,627,081)          ( 15,922,506)
    Cash and cash equivalents, beginning of year                     45,870,359             56,355,534
-------------------------------------------------------------------------------------------------------
  Cash and cash equivalents, six months ended                        $34,243,278            $40,433,028
-------------------------------------------------------------------------------------------------------
