Form 10-Q
period 1995-09-30
PREMIER FINANCIAL SERVICES INC
filed 1995-10-16
CIK 36340

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D. C.  20549


                               Form 10-Q

             Quarterly Report Under Section 13 or 15(d) of

                  The Securities Exchange Act of 1934


   For the Quarter Ended September 30, 1995, Commission File Number 0-13425

                    PREMIER FINANCIAL SERVICES, INC.

         (Exact name of registrant as specified in its Charter)

                  Delaware                        36-2852290
         (State or other jurisdiction of        (I.R.S. Employer
          incorporation or organization)         Identification No.)

          27 W. Main Street, Suite 101               61032
          Freeport, Illinois                       (Zip Code)
         (Address of Principal executive
          offices)

     Registrant's telephone number, including area code (815) 233-3671

     Number of Shares of Common Stock ($5 Par Value) outstanding as of
                       September 30, 1995:         6,526,227

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X       No














                     (This report contains 3 pages)



                                 Part I

Item 1.  Financial Statements.

     The following consolidated financial statements of the Company which are submitted herewith as an exhibit and are incorporated herein by reference:

     1. Consolidated Balance Sheets, September 30, 1995, September 30, 1994 and December 31, 1994.

     2. Consolidated Statements of Earnings, quarters ended September 30, 1995 and 1994 and nine months ended September 30, 1995 and 1994.

     3. Consolidated Statements of Cash Flows, nine months ended September 30, 1995 and 1994.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Premier Financial Services, Inc.'s earnings for the third quarter, 1995 totaled $1,953,000 or $.25 per share versus $1,615,000, or $.20 per share for the same quarter in 1994. Year to date earnings increased to $4,626,000 as compared to $4,360,000 in 1994. Return on average assets and common equity was .98% and 11.68%, respectively, for the nine months ended September 30, 1995, as compared to .97% and 11.43% for the same period in 1994.

Year-to-date net interest income totaled $16.6 million in 1995, as compared to $16.1 million in 1994. Net interest income for the third quarter of 1995 increased by approximately $230,000 and $131,000 as compared to the second quarter of 1995 and the third quarter of 1994. The slight period-to-period increases continue to be primarily a result of earning asset volume as opposed to rate or net interest margin improvement. Average earning assets totaled $560.1 million at September 30, 1995, an increase of $6.5 million from $553.6 million reported at June 30, 1995 and an increase of $28.7 million from $531.4 million reported one year ago. Our net interest margin at 4.19% as of September 30, 1995 remained unchanged from June 30, 1995 and reflects a 12 basis point decrease from September 30, 1994.

Provision for possible loan losses in the third quarter of 1995 totaled $334,000, decreasing earnings per share by $.03 as compared to $100,000 ($.01 per share) in 1994. The increased provision is primarily a result of loan portfolio growth. Since year end 1994 net loans have grown by more than $32 million. Management believes that the current level of the allowance for loan losses is adequate and remains consistent with the composition of the portfolio and recent credit quality history.

Total noninterest income, excluding gains on investment securities, increased by approximately $245,000 in the third quarter of 1995 as compared to the same period in 1994. In addition to the increase in "core noninterest income" (i.,e., service charges on deposits, trust fees and


                                 -2-

other income) net investment security gains for the third quarter of 1995 totaled $300,000, or $.03 per share, as compared to $26,000 in the third quarter of 1994. Total noninterest expenses in the third quarter of 1995 decreased by approximately $90,000 as compared to 1994. A decrease of $309,000, or $.03 per share, in federal deposit insurance premiums was partially offset by increases in salary and benefits, occupancy, furniture and fixtures, and legal/professional fees.

                                 Part II

Item 6.  Exhibits and Reports on Form 8-K.

         1.  The following documents are filed as a part of this report:

               A. Consolidated Financial Statements of the Company for the quarter ended September 30, 1995 as follows:

                   1. Consolidated Balance Sheets, September 30, 1995, September 30, 1994 and December 31, 1994.

                   2. Consolidated Statements of Earnings, quarters ended September 30, 1995 and 1994 and nine months ended September 30, 1995 and 1994.

                   3. Consolidated Statements of Cash Flows, nine months ended September 30, 1995 and 1994.

               B.  Exhibits as follows:

                  27. Financial Data Schedule, nine months ended September 30, 1995.


         2. Reports on Form 8-K - The registrant has not filed any reports on Form 8-K, nor has it been required to file such reports, for the quarter ended September 30, 1995.


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              PREMIER FINANCIAL SERVICES, INC.


                              By:

                                  David L. Murray, Executive Vice President
                                  & Chief Financial Officer


      October 16, 1995
         (Date)
                                   -3-

                                             Consolidated Balance Sheets
------------------------------------------------------------------------------------------------------------------------------


                                                                          September 30,      September 30,       December 31,
                                                                              1995                1994               1994
------------------------------------------------------------------------------------------------------------------------------
Assets
Cash & non-interest bearing deposits                                        $27,713,803        $26,060,683        $31,186,418
Interest bearing deposits                                                       208,121          8,490,214         14,683,941
Federal funds sold                                                              -                1,500,000            -
------------------------------------------------------------------------------------------------------------------------------
      Cash and cash equivalents                                              27,921,924         36,050,897         45,870,359
------------------------------------------------------------------------------------------------------------------------------
Investments held to maturity (approximate market value):
   September 30, 1995 - $43,752,000;
   September 30, 1994 - $42,572,000;
   December 31, 1994 -  $40,516,000;                                         43,074,776         42,163,626         40,513,480

Securities available for sale                                               216,188,458        201,607,134        207,964,644
Trading account                                                                 992,813            -                  -
Loans                                                                       317,614,773        277,054,199        284,799,933
  Less: Unearned discount                                                (      291,421)     (     374,989)     (     343,902)
        Allowance for possible loan losses                               (    3,888,324)     (   3,687,517)     (   3,688,386)
------------------------------------------------------------------------------------------------------------------------------
        Net loans                                                           313,435,028        272,991,693        280,767,645
------------------------------------------------------------------------------------------------------------------------------
Bank premises & equipment                                                    14,067,423         14,394,428         14,254,748
Excess cost over fair value of net assets acquired                           20,406,257         21,998,691         21,600,583
Accrued interest receivable                                                   8,007,130          6,463,862          5,835,006
Other assets                                                                  4,060,803          3,483,738          3,697,272
------------------------------------------------------------------------------------------------------------------------------
        Total assets                                                       $648,154,612       $599,154,069       $620,503,737
------------------------------------------------------------------------------------------------------------------------------
Liabilities & stockholders' equity
Non-interest bearing deposits                                               $73,687,721        $92,161,850        $86,018,604
Interest bearing deposits                                                   459,497,665        414,473,622        437,674,799
------------------------------------------------------------------------------------------------------------------------------
         Deposits                                                           533,185,386        506,635,472        523,693,403
------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings                                                        32,200,000         19,295,000         26,185,000
Securities sold under agreements to repurchase                               18,107,448         17,227,174         16,085,872
Accrued taxes & other expenses                                                4,539,346          2,482,959          1,759,512
Other liabilities                                                               336,368            244,073            303,118
------------------------------------------------------------------------------------------------------------------------------
         Liabilities                                                       $588,368,548       $545,884,678       $568,026,905
------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity
Preferred stock - $1 par value, 1,000,000 shares authorized:
  Series A perpetual, $1,000 stated value, 8.25%, 7,000 shares
    authorized, 5,000 shares issued and outstanding                           5,000,000          5,000,000          5,000,000
  Series B convertible, $1,000 stated value, 7.50%, 7,250 shares
    authorized, 7,250 shares issued and outstanding                           7,250,000          7,250,000          7,250,000
  Series C perpetual, $1,000 stated value, 7.00%, 1,950 shares
    authorized, no shares issued and outstanding                                -                  -                  -
  Series D perpetual, $1,000 stated value, 7.50%, 3,300 shares
    authorized, 2,000 shares issued and outstanding                           2,000,000          2,000,000          2,000,000

Common stock- $5.00 par value
                  September 30, September 30, December 31,
 No. of Shares         1995         1994          1994
   Authorized       15,000,000    15,000,000   15,000,000
   Issued            6,526,227     6,526,227    6,526,227
   Outstanding       6,526,227     6,496,959    6,504,876                    32,631,135         32,631,135         32,631,135
Surplus                                                                         -                  -                  -
Retained earnings                                                            12,964,991          9,379,189         10,149,027
Unrealized loss on securities available for sale, net of tax             (       60,062)     (   2,782,155)     (   4,403,568)
    Less:  Treasury stock, (29,268 shares at cost,
           September 30, 1994, and 21,351 shares
           at cost, December 31, 1994)                                          -            (     208,778)     (     149,762)
------------------------------------------------------------------------------------------------------------------------------
       Stockholders' equity                                                 $59,786,064        $53,269,391        $52,476,832
------------------------------------------------------------------------------------------------------------------------------
       Total liabilities & stockholders' equity                            $648,154,612       $599,154,069       $620,503,737
------------------------------------------------------------------------------------------------------------------------------









                                                  Consolidated Statements of Earnings
-----------------------------------------------------------------------------------------------------------------------------------
                                                                     Nine Months Ended                    Three Months Ended
                                                                       September 30,                        September 30,
                                                                 1995               1994               1995               1994
Interest income
Interest & fees on loans                                      $20,510,628        $17,620,563         $7,208,780         $5,794,600
Interest & dividends on investment securities:
  Taxable                                                      10,588,245          7,095,935          3,630,257          2,877,363
  Exempt from federal income tax                                1,697,520          1,714,937            584,631            619,049
Other interest income                                             208,081            452,912             56,846            135,054
-----------------------------------------------------------------------------------------------------------------------------------
      Interest income                                          33,004,474         26,884,347         11,480,514          9,426,066
-----------------------------------------------------------------------------------------------------------------------------------
Interest expense
Interest on deposits                                           14,662,365          9,647,262          5,148,785          3,403,224
Interest on short-term borrowings                               1,771,262          1,125,152            598,353            421,113
-----------------------------------------------------------------------------------------------------------------------------------
      Interest expense                                         16,433,627         10,772,414          5,747,138          3,824,337
-----------------------------------------------------------------------------------------------------------------------------------
  Net interest income                                          16,570,847         16,111,933          5,733,376          5,601,729
  Provision for possible loan losses                              436,000            125,000            334,000            100,000
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision
for possible loan losses                                       16,134,847         15,986,933          5,399,376          5,501,729
-----------------------------------------------------------------------------------------------------------------------------------
Other income
Trust fees                                                      1,932,910          1,792,374            646,934            577,458
Service charges on deposits                                     1,492,086          1,392,951            490,525            455,483
Net gains on loans sold to secondary market                       138,277            235,824             78,337             32,013
Investment securities gains, net                                  360,729             33,284            300,456             26,288
Other operating income                                          1,468,629          1,682,291            613,626            519,603
-----------------------------------------------------------------------------------------------------------------------------------
       Other income                                             5,392,631          5,136,724          2,129,878          1,610,845
-----------------------------------------------------------------------------------------------------------------------------------
Other expenses
Salaries                                                        6,120,699          5,778,809          2,076,910          1,956,218
Pension, profit sharing, & other employee benefits                921,251          1,015,025            261,171            328,139
Net occupancy of bank premises                                  1,602,978          1,506,809            551,291            499,748
Furniture & equipment                                             821,645            808,529            262,191            252,142
Federal deposit insurance premiums                                533,850            880,099      (      27,698)           281,440
Amortization of excess cost over fair value
of net assets acquired                                          1,194,325          1,194,325            398,109            398,109
Other                                                           3,724,359          3,670,913          1,188,152          1,084,246
-----------------------------------------------------------------------------------------------------------------------------------
       Other expense                                           14,919,107         14,854,509          4,710,126          4,800,042
-----------------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                    6,608,371          6,269,148          2,819,128          2,312,532
Applicable income taxes                                         1,982,214          1,908,828            866,197            697,635
-----------------------------------------------------------------------------------------------------------------------------------
Net earnings                                                   $4,626,157         $4,360,320         $1,952,931         $1,614,897
===================================================================================================================================

Earnings per share:

Average weighted shares outstanding                             6,688,306          6,633,096          6,688,037          6,636,783
Net earnings                                                         $.57               $.52               $.25               $.20
-----------------------------------------------------------------------------------------------------------------------------------



























                                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          Nine months ended September 30, 1995 and 1994


                                                                                    1995                   1994
                                                                                    ------                 ------
Cash flows from operating activities:

Net earnings                                                                       $4,626,157             $4,360,320

Adjustments to reconcile net earnings
  to net cash from operating activities:
    Amortization net, related to:
      Investment securities                                                          984,950              1,443,407
      Excess of cost over net assets acquired                                      1,194,325              1,194,325
      Other                                                                          264,320                173,858
    Depreciation                                                                     832,623                862,072
    Provision for possible loan losses                                               436,000                125,000
    Gain on sale related to:
      Investment securities                                                     (    360,729)          (     33,284)
      Loans sold to secondary market                                            (    138,277)          (    235,824)
    Change in:
      Securities available for sale                                                   -                ( 61,473,430)
      Trading account                                                           (    992,813)                -
      Accrued interest receivable                                               (  2,172,124)          (  1,393,530)
      Other assets                                                              (    365,304)          (     97,803)
      Accrued taxes & other expenses                                               2,779,834           (  1,184,336)
      Other liabilities                                                         (  2,204,314)          (    335,202)
--------------------------------------------------------------------------------------------------------------------
Net cash from operating activities                                                 4,884,648           ( 56,594,427)
--------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:

    Purchase of securities held-to-maturity                                     (  6,821,689)          (  9,439,020)
    Purchase of securities available for sale                                   (125,229,574)                -
    Proceeds from:
      Maturities of securities held-to-maturity                                    4,271,117              3,435,722
      Sales of securities available for sale                                      97,909,942                 -
      Maturities of securities available for sale                                 25,041,943                 -
    Net (increase) decrease in loans                                            ( 33,188,726)            54,004,086
    Purchase of bank premises & equipment                                       (    685,998)          (    143,231)
--------------------------------------------------------------------------------------------------------------------
Net cash from investing activities                                              ( 38,702,985)            47,857,557
--------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:

    Net increase (decrease) in:
      Deposits                                                                     9,491,983           ( 10,346,971)
      Securities sold under agreements to repurchase                               2,021,576           (  4,380,984)
      Short term borrowings                                                        6,015,000              6,885,000
    Reissuance of treasury stock                                                     149,762                 -
    Exercised stock options                                                           -                      19,000
    Redemption of Series C preferred stock                                            -                (  1,950,000)
    Cash dividends paid                                                         (  1,808,419)          (  1,793,812)
--------------------------------------------------------------------------------------------------------------------
Net cash from financing activities                                                15,869,902           ( 11,567,767)
--------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                ( 17,948,435)          ( 20,304,637)
    Cash and cash equivalents, beginning of year                                  45,870,359             56,355,534
--------------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents, nine months
    ended September 30, 1995 and  1994                                            $27,921,924            $36,050,897
--------------------------------------------------------------------------------------------------------------------
