Form 10-K
period 1995-12-31
PREMIER FINANCIAL SERVICES INC
filed 1996-03-28
CIK 36340

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549

                                 Form 10-K

             Annual Report Pursuant to Section 13 or 15(d) of
                    The Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 1995, Commission File Number 0-13425


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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-
K or any amendment to this Form 10-K.    X

     Aggregate market value of voting stock held by non-affiliates of the registrant as of February 29, 1996, based upon the average bid and asked
price at this date:   $52,034,126.00

     At February 29, 1996, the registrant had outstanding 6,550,113 shares of its common stock, $5.00 par value.


                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1995 Annual Report to Shareholders are incorporated by reference into Part II of the Form 10-K. Portions of the Proxy Statement for Registrant's 1996 Annual Meeting of Shareholders to be held May 15, 1996 have been incorporated by reference into Part III of the Form 10-K.

                  No. of Pages Sequentially Numbered:  30
                        Exhibit Index is on Page 29

                                Part I

Item 1.  Business

     Premier Financial Services, Inc. (the "Company") is a registered bank holding company organized in 1976 under Delaware law. The operations of the Company and its subsidiaries consist primarily of those financial activities, including trust and investment services, common to the commercial banking industry. Unless the context otherwise requires, the term "Company" as used herein includes the Company and its subsidiaries on a consolidated basis. Substantially all of the operating revenue and net income of the Company is attributable to its subsidiaries.

     The primary function of the Company is to coordinate the policies and operations of its subsidiaries in order to improve and expand their services and effect economies in their operations by joint efforts in certain areas such as auditing, training, marketing, and business development. The Company also provides operational and data processing services for its subsidiaries. All services and counsel to subsidiaries are provided on a fee basis, with fees based upon fair market value.

     The Company's banking subsidiaries include First Bank North ("FBN"), First Bank South ("FBS"), First National Bank of Northbrook ("FNBN") and First Security Bank of Cary Grove ("FSBCG"). The Company acquired FNBN and FSBCG on July 16, 1993, through the acquisition of all of the outstanding common stock of First Northbrook Bancorp, Inc., the parent corporation of FNBN and FSBCG.

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

     Premier Insurance Services, Inc., a direct subsidiary of the Company, is a full line casualty and life insurance agency. Premier Operating Systems, Inc., ("POS"), is also a direct subsidiary of the Company. POS provides data processing and operational services to the Company and its subsidiaries.


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

     The Company is also subject to the Illinois Bank Holding Company Act of 1957, as amended (the "Illinois Act"). Effective December 1, 1990, certain provisions of the Illinois Act were amended to permit Illinois banks and bank holding companies to acquire or be acquired by banks and bank holding companies located in any state having a reciprocal law. The approval of the Commissioner of Banks and Trust Companies of Illinois is required to complete such an interstate acquisition in Illinois. The Illinois Act also permits intrastate acquisition throughout Illinois by Illinois bank holding companies.

     On September 29, 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") became law. Since September 29, 1995, the Riegle-Neal Act has permitted adequately capitalized and adequately managed bank holding companies to acquire banks across state lines, with Federal Reserve Board approval, without regard to whether the transaction is permitted under state law, exxcept that state law may establish the minimum age of the banks in such state (up to a maximum of five years) that are subject to acquisition by out-of-state bank holding companies. The acquiring bank holding company must maintain the acquired bank as a separately chartered institution. Under the Riegle-Neal Act, the Federal Reserve Board generally may not approve an acquisition if, upon consummation, the applicant bank holding company would control more than 10% of the total deposits of U.S. insured depository institutions or 30% or more of the deposits in the state where the target bank is located. Since September 29, 1995, the Riegle-Neal Act has also permitted any bank subsidiary of a bank holding company to receive deposits, renew time deposits, close loans, service loans and receive payments on loans and other obligations as agent for a bank or thrift affiliate, whether such affiliate is located in a different state or in the same state.

     Beginning June 1, 1997, banks may, with the approval of the appropriate Federal bank regulatory ageny, merge across state lines, unless one or more of the states in which the banks are located has opted-out of interstate branching. The appropriate Federal bank regulatory agency generally may not approve such a merger, however, if, after the merger, the resulting entity would control more than 10% of the total deposits of U.S. insured depository institutions or 30% or more of the deposits in any state affected by the merger.

     Under the Riegle-Neal Act, a state may adopt legislation permitting interstate mergers before June 1, 1997 or, alternatively, opting out of interstate branching. Illinois has adopted legislation permitting interstate branching beginning June 1, 1997.

     The passage of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") resulted in significant changes in the enforcement powers of federal banking agencies, and more significantly, the manner in which the thrift industry is regulated.
While FIRREA's primary purpose was to address public concern over the financial crisis of the thrift industry through the imposition of strict reforms on that industry, FIRREA granted bank holding companies more expansive rights of entry into "the savings institution" market through the acquisition of both healthy and failed savings institutions. FIRREA also enhanced the enforcement powers of the federal regulatory agencies over insured depository institutions and provided that an insured depository institution which is commonly controlled with another insured depository institution may be held liable for any loss incurred by the Federal Deposit Insurance Corporation resulting from the failure of, or any assistance provided by the Federal Deposit Insurance Corporation to, such other commonly controlled institution.

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

     As required by FDICIA and subsequently amended by the Riegle
Community Development and Regulatory Improvement Act of 1994, the federal banking regulators have adopted, effective August 9, 1995, interagency guidelines establishing standards for safety and soundness for depository institutions and their holding companies on such matters as internal controls, loan documentation, credit underwriting, interest rate risk exposure, asset growth, and compensation and other benefits (the "Guidelines"). In addition, the federal banking regulators have proposed asset quality and earning standards to be added to the Guidelines. An institution whose failure to meet one or more of the standards is of such severity that it could threaten the safe and sound operation of the institution may be required to file a compliance plan with the regulators. A range of other regulations adopted as a result of FDICIA include, for example, new requirements applicable to the closure of branches, additional disclosures to depositors with respect to terms and interest rates applicable to deposit accounts, and modification of certain accounting standards to conform to GAAP, including the reporting of off-balance sheet items and supplemental disclosure of estimated fair market value of assets and liablities in financial statements filed with the banking regulators. See also
"Capital Requirements."

The Company's Subsidiaries

     FBN, FBS and FSBCG are State chartered, Federal Reserve member banks. They are, therefore, subject to regulation and an annual examination by the Illinois Commissioner of Banks and Trust Companies and by the Board of Governors of the Federal Reserve Bank. FNBN is a nationally chartered bank and is under the supervision of and subject to examination by the Comptroller of the Currency. All national banks are members of the Federal Reserve System and subject to applicable provisions of the Federal Reserve Act and to regular examination by the Federal Reserve Bank of their district.

     All of the Company's banks are insured by the Federal Deposit Insurance Corporation and each bank is consequently subject to the provisions of the Federal Deposit Insurance Act. The examinations by the various regulatory authorities are designed for the protection of bank depositors and not for stockholders.

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


Capital Requirements

In December 1992, the Federal Reserve Board's final rules for risk-based capital guidelines became effective. These guidelines establish risk-based capital ratios based upon the allocation of assets and specified off-balance sheet commitments into four risk-weighted categories. The guidelines require all bank holding companies and banks to maintain a minimum Tier 1 capital to risk weighted asset ratio of 4% and a total capital to risk weighted asset ratio of at least 8.00%. In addition to the risk-based capital guidelines, the Federal Reserve Board has adopted the use of a leverage ratio as an additional tool to evaluate the capital adequacy of banks and bank holding companies. The leverage ratio is defined to be a company's "Tier 1" capital divided by its adjusted total assets. The Company and its banking subsidiaries exceed the regulatory capital guidelines as currently defined.

     The Company's Tier 1 capital to risk-weighted asset ratio and total capital to risk-weighted asset ratio as of December 31, 1995 and 1994 were as follows (in thousands):

                                        12/31/94            12/31/95

Total Assets Leverage Ratio:
 Tier 1 Capital:
  Common Stockholders' Equity           $38,227             $47,857
  Series A Preferred (1)                  5,000               5,000
  Series B Convertible Preferred          7,250               7,250
  Series D Preferred                      2,000               2,000
  Unrealized Gain/Loss on SAFS            4,404              (1,242)
  Intangible Assets                     (22,715)            (21,010)
   Total Tier 1 Capital                  34,166              39,855

Adjusted Total Assets:
 Total Assets                           620,504             670,219
 Unrealized Gain/Loss on SAFS             4,404              (1,242)
 Intangible Assets                      (22,715)            (21,010)
  Total Adjusted Total Assets           602,193             647,967

  Total Assets Leverage Ratio              5.67%               6.15%

Tier 1 Capital to Risk-Weighted Assets:
 Total Tier 1 Capital (per above)        34,166              39,855
 Risk Weighted Assets                   329,471             377,471
  Total Tier 1 Capital to
   Risk-Weighted Assets                   10.37%              10.56%

Total Capital to Risk-Weighted Assets:
 Total Tier 2 Capital
  Allowance for Loan Losses               3,688               3,850
  1.25% of Risk-Weighted Assets           4,118               4,718
  Lower of Allowance for Loan Losses
   or 1.25% of Risk-Weighted Assets       3,688               3,850
  Total Tier 1 Capital (per above)       34,166              39,855
   Total Tier 2 Capital                  37,854              43,705

 Risk-Weighted Assets
 Ineligible Portion of the
  Allowance for Loan Losses                  -                   -
 Adjusted Risk-Weighted Assets          329,471             377,471
  Total Tier 2 Capital to Adjusted
   Risk-Weighted Assets                   11.49%              11.58%


(1) Series A Perpetual Preferred stock has a cumulative dividend feature. Inclusion in Tier 1 Capital is limited to 25% of the sum of all core capital elements.


Monetary Policy and Econmonic Conditions

     The earnings of commercial banks and bank holding companies are affected not only by general economic conditions, but also by the policies of various governmental regulatory authorities. In particular, the Federal Reserve Board influences conditions in the money and capital markets, which affect interest rates and growth in bank credit and deposits. Federal Reserve Board monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to in the future. Changes in the amount of the assessments from the Bank Insurance Fund, which insures commercial bank deposits, also affect earnings. Assessments were reduced in 1995 to reflect the Bank Insurance Fund's fully-funded status. The Company cannot predict how future changes in the amount of the assessments will impact earnings.


Employees

     As of December 31, 1995, the Company and its subsidiaries had a total of 258 full-time and 64 part-time employees.


Item 2.  Properties

     The Company owns a two story office building at 27 West Main Street, Freeport, Illinois which has a total of 13,900 square feet, and approximately 5.5 acres of land located at the northeast corner of Lake-Cook Road and Corporate Drive in Riverwoods, Illinois. The land in Riverwoods, Illinois was acquired in 1992 for possible future use as a branch site or de novo bank location.

     FBN conducts its operations from its offices located in Freeport, Stockton, Rockford, Warren, Mount Carroll, and DeKalb, Illinois. Its main office is located at 101 West Stephenson Street, Freeport, Illinois and includes approximately 26,400 square feet. In addition, two other office buildings are attached to the bank's main office by a parking deck. One is occupied by sales personnel. The other serves as a drive in facility and operations center. All three buildings, including the underlying land, are owned by the Bank. FBN also operates a remote banking facility located approximately 1.5 miles southwest of the Bank's main office in a shopping center. The underlying land is leased by FBN from an unaffiliated party through 2000.

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

     FBN's office in Warren is located at 135 Main Street, Warren, Illinois. The building, which contains approximately 9,000 square feet, is owned and occupied by the bank. The building also houses the Company's wholly owned insurance subsidiary, Premier Insurance Services, Inc.

     FBN's Rockford office is located at 3957 Mulford Road, Rockford, Illinois. Both the building which contains approximately 1358 square feet and underlying land are owned by the bank.

     FBN's office in DeKalb is located at 301-9 East Lincoln Highway, DeKalb, Illinois. Both the building and underlying land are leased from an unaffiliated party through August, 1997.

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


Item 3.  Legal Proceedings

     Neither the Company nor its subsidiaries are a party to any material legal proceedings, other than routine litigation incidental to the business of the banks as of December 31, 1995.


Item 4.  Submission of Matters to a Vote of Security Holders

     No matters, through the solicitation of proxies or otherwise, have been submitted to a vote of security holders for the quarter ended December 31, 1995.































                                PART II

Item 5.  Market for the Registrant's Common Stock and Related
Stockholder Matters

     Information required by this item is incorporated herein by reference to "Supplementary Business Information -- Stock Information" and Note 8 to the "Notes to Consolidated Financial Statements" included in the Registrant's Annual Report to its shareholders for the year ended December 31, 1995, which is included as an exhibit to this report.



Item 6.  Selected Financial Data

   Incorporated herein by reference to the "Five Year Summary of Selected Financial Data" included in the Registrant's Annual Report to its shareholders for the year ended December 31, 1995, which is included as an exhibit to this report.

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


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Incorporated by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Registrant's Annual Report to its shareholders for the year ended December 31, 1995, which is included as an exhibit to this report.

     Submitted herewith is the following supplementary financial information of the registrant for each of the last five years (unless otherwise stated):

     Distribution of Assets, Liabilities and Stockholders' Equity Interest Rates and Interest Differential
     Changes in Interest Margin for each of the last two years Investment Portfolio
     Maturities of Investments, December 31, 1995
     Loan Portfolio
     Loan Maturities and Sensitivity to Changes in Interest Rates, December 31, 1995
     Risk Elements in the Loan Portfolio
     Summary of Loan Loss Experience
     Deposits
     Time Certificates and Other Time Deposits of $100,000 or more as of December 31, 1995
     Return on Equity and Assets
     Short Term Borrowings


Item 8.  Financial Statements and Supplementary Data

     The following consolidated financial statements of the Company, which are included in the annual report of the registrant to its stockholders for the year ended December 31, 1995, are submitted herewith as an exhibit, and are incorporated by reference:

     1.  Consolidated Balance Sheets, December 31, 1995 and 1994
     2. Consolidated Statements of Earnings for the three years ended December 31, 1995
     3. Consolidated Statements of Changes in Stockholders' Equity for the three years ended December 31, 1995
     4. Consolidated Statements of Cash Flows for the three years ended December 31, 1995
     5.  Notes to Consolidated Financial Statements
     6.  Independent Auditors' Report


Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosures

     None




































          DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY

                        PREMIER FINANCIAL SERVICES, INC.

     The following table sets forth the registrant's consolidated average daily condensed balance sheet for each of the last five years (dollar figures in thousands):
                                              Year Ended December 31

                                   1991      1992     1993      1994     1995
ASSETS:
  Cash & Non-interest bearing
    deposits                    $ 15,129  $ 17,162  $30,003  $ 27,316   $27,036
  Interest Bearing Deposits        1,114       880    1,677    12,027     3,606

  Taxable Investment Securities  114,281    95,691  102,323   185,110   222,011
  Non-Taxable Investment
    Securities                    26,200    24,374   37,038    40,498    38,200

    Total Investment Securities  140,481   120,065  139,361   225,608   260,211

  Trading Account Assets             773     2,017      ---      ---        333
  Federal Funds Sold               1,704       656    4,706     3,737       814
  Loans (Net)                    182,975   219,684  273,951   287,825   298,508
  All Other Assets                16,755    17,450   32,101    46,101    45,001


    TOTAL ASSETS                $358,931  $377,914 $481,799  $602,614  $635,509


LIABILITIES & STOCKHOLDERS
EQUITY:
  Non-Interest Bearing Deposits $ 36,118  $ 38,402  $ 66,895 $ 88,594  $ 75,320
  Interest Bearing Deposits      244,253   259,271   335,510  420,530   459,645


    Total Deposits               280,371   297,673   402,405  509,124   534,965

  Short Term Borrowings           49,544    47,556    24,014   33,033    37,761
  Long Term Debt                     826      ---       ---      ---       ---
  All Other Liabilities
    & Reserves                     2,861     2,844    10,785    4,619     5,310
  Stockholders' Equity            25,329    29,841    44,595   55,838    57,473

    TOTAL LIABILITIES & EQUITY  $358,931  $377,914  $481,799 $602,614  $635,509













                    INTEREST RATES AND INTEREST DIFFERENTIAL
                        PREMIER FINANCIAL SERVICES, INC.
     The following table sets forth the registrant's interest earned or paid, as well as the average yield or average rate paid on each of the major interest earning assets and interest bearing liabilities for each of the last five years (dollar figures are in thousands):
                                             Year Ended December 31
                                     1991     1992     1993    1994      1995
Interest Earned:
  Interest Bearing Deposits
  Interest Earned                $     94  $    68  $  104   $  514   $   213
  Average Yield                      8.43%    7.73%   6.20%    4.27%     5.91%
Taxable Investment Securities
  Interest Earned                   9,387    6,691   6,077    9,929    14,076
  Average Yield                      8.21%    6.99%   5.94%    5.36%     6.34%
Non-Taxable Investment Securities
  (taxable equivalent) (1)
  Interest Earned                   2,593    2,418   2,938    3,658     3,631
  Average Yield                      9.89%    9.92%   7.93%    9.03%     9.50%
Trading Account Assets
  Interest Earned                      58      151    ---       ---        20
  Average Yield                      7.50%    7.49%   ---       ---      6.01%
Federal Funds Sold
  Interest Earned                      88       25     133      150        50
  Average Yield                      5.16%    3.81%   2.83%    4.01%     6.14%
Loans (Excluding Unearned
  Discount & Non Accrual Loans)
  (taxable equivalent) (1)
  Interest & Fees Earned (2)       19,357   19,860  22,262   23,641    27,739
  Average Yield (3)                 10.56%    9.06%   8.13%    8.21%     9.29%
Interest Paid:
  Interest Bearing Deposits
    Interest Paid                  14,358   11,559  11,461   13,511    19,851
    Average Effective Rate Paid      5.87%    4.46%   3.42%    3.21%     4.32%
Borrowed Funds
    Interest Paid                   2,921    1,800   1,289    1,619     2,309
    Average Effective Rate Paid      5.89%    3.79%   5.37%    4.90%     6.11%
Long Term Debt
    Interest Paid                      88     ---     ---      ---       ---
    Average Effective Rate Paid     10.65%    ---     ---      ---       ---
Margin Between Rates Earned
  and Rates Paid:
    All Interest Earnings Assets
     (taxable equivalent)
     Interest & Fees Earned        31,577   29,213  31,514   37,892    45,729
     Average Yield                   9.65%    8.52%   7.44%    7.18%     8.11%
All Interest Bearing Liabilities
  Interest Paid                    17,367   13,359  12,750   15,130    22,160
  Average Effective Rate Paid        5.89%    4.35%   3.55%    3.33%     4.46%

Net Interest Earned                14,210   15,854  18,764   22,762    23,569

Net Yield                            4.34%    4.62%   4.43%    4.32%     4.18%
(1) Yields on tax exempt securities and loans are full tax equivalent yields at 34%.
(2) Includes fees of $548, $568, $718, $675 and $678 for 1991 through 1995 respectively.
(3) There were no material out-of-period adjustments or foreign activities for any reportable period.


                        CHANGES IN INTEREST MARGIN

                     PREMIER FINANCIAL SERVICES, INC.

     The following table sets forth the registrant's dollar amount of change in interest earned on each major interest earning assets and the dollar amount of change in interest paid on each major interest bearing liabilities, as well as the portion of such changes attributable to changes in rate and changes in volume for each of the last two years (Dollar figures in thousands):
                                              Increase (Decrease)
                                      1994 over 1993        1995 over 1994
                                    Rate        Volume    Rate        Volume
Changes in Interest Earned:


  Interest Bearing Deposits       $  (42)     $   452       148        (449)

  Taxable Investment Securities     (644)       4,496     1,984       2,163

  Non-taxable Investment Securities
   (taxable equivalent)              290          430       186        (213)

  Trading Account Assets             ---          ---       ---          20

  Fed Funds Sold                      48          (31)       55        (155)

  Loans (net)                        224        1,155     3,196         902


     Total                       $  (124)      $6,502  $  5,569       2,268

Changes in Interest Paid:

  Interest Bearing Deposits      $  (735)      $2,785     4,996       1,344

  Short Term Borrowings             (121)         451       436         254


     Total                       $  (856)       3,236     5,432       1,598
Changes in Interest Margin       $   732       $3,266  $    137      $  670

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


                              INVESTMENT PORTFOLIO

                        PREMIER FINANCIAL SERVICES, INC.

     The following table sets forth the registrant's book values of investments in obligations of the U.S. Treasury, U.S. Government Agencies and Corporations, State and Political Subdivisions (U.S.), and other securities for each of the last five years (dollar figures in thousands):



                                 1991      1992     1993     1994       1995
U.S. Treasury and U.S. Agency
  Securities                  $ 89,825  $ 77,897  $140,725  $203,956  $219,315
Obligations of States and
  Political Subdivisions        25,258    24,358    36,693    40,513    40,463

Other Securities                10,308     3,580     3,068     4,009     5,548

          Total               $125,391  $105,835  $180,486  $248,478  $265,326

     The following table sets forth the registrant's book values of investments in obligations of the U.S. Treasury, U.S. Government Agencies and Corporations, State and Political Subdivisions (U.S.), and other securities as of December 31, 1995 by maturity and also sets forth the weighted average yield for each range of maturities.

                                           Obligations of
                            U.S. Treasury    States and                Weighted
                           and U.S. Agency    Political       Other     Average
Book Value:                  Securities      Subdivision   Securities    Yield

 One Year or Less             $  41,512      $  8,350       $    86       6.56%
 After One Year to Five Years    53,248        18,230           256       7.33%
 After Five Years to Ten Years   52,256         7,986           ---       7.84%
 Over Ten Years                  72,299         5,897         5,206       7.00%

          Total               $ 219,315      $ 40,463       $ 5,548       7.11%

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

(3) At December 31, 1995 the Company did not own any Obligation of a State or Political Subdivision or Other Security which was greater than 10% of its total equity capital.

                                 LOAN PORTFOLIO

                        PREMIER FINANCIAL SERVICES, INC.


     The following table sets forth the registrant's Loan Portfolio by major category for each of the last five years (dollar figures in thousands):

                                             Year Ended December 31
                                   1991      1992      1993     1994      1995

Commercial & Financial Loans    $ 83,777  $ 88,341  $121,514 $ 91,392  $ 97,767
Agricultural Loans                32,428    45,924    40,972   31,564    29,905
Real Estate - Residential
   Mortgage Loans                 66,256    54,728   103,234   86,105    85,965
Real Estate - Other               18,289    16,904    35,832   53,289    92,000
Loans to Individuals              13,364    13,268    29,728   22,056    21,066
Other Loans                          859       980       625      394       272

                                 214,973   220,145   331,905  284,800   326,975

Less:
   Unearned Discount                 231       182       518      344       278
   Allowance for Possible
     Loan Losses                   3,202     2,713     4,369    3,688     3,850

Net Loans                       $211,540  $217,250  $327,018 $280,768  $322,847

The following tables set forth the registrant's loan maturity distribution for certain major categories of loans as of December 31, 1995 (dollar figures in thousands).
                                               AMOUNT DUE IN

                              1 Year or Less      1-5 Years       After 5 Years

Commercial & Financial Loans    $  72,291         $  24,294           $   1,182
Agricultural Loans                 18,841             8,386               2,678
Real Estate - Other Loans          23,079            58,302              10,619

     Total                      $ 114,211         $  90,982           $  14,479

     As of December 31, 1995 loans totaling $105,146, which are due after one year have predetermined interest rates, while $315 of loans due after one year have floating interest rates.












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

     The following table sets forth the registrant's non-accrual, past due, and renegotiated loans, and other Real Estate for each of the last five years (dollar figures in thousands):
                                             Year Ended December 31
                                    1991     1992      1993     1994      1995
Non-accrual Loans               $  3,683  $ 2,915   $ 5,791  $ 4,879    $2,345
Loans Past Due 90 days
  or more and accruing               501      152     5,151      144       158
Renegotiated Loans                   314      288       523      261        75
Other Real Estate                     48      153     1,749    1,403     1,453

     Total                      $  4,546  $ 3,508   $13,214   $6,687    $4,031


     The following table sets forth interest information for certain non-performing loans for the year ended December 31, 1995 (dollar figures in thousands):
                                   Non-Accrual Loans        Renegotiated Loans

Balance December 31, 1995              $ 2,345                   $   75

Gross interest income that would
  have been recorded if the loans
  had been current in accordance
  with their original terms                230                        6

Amount of interest included in
  net earnings.                             67                        8






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

     Because the Company has historically evaluated its Allowance for Loan Losses on an overall basis, the Allowance has not been allocated by category. The allocation shown in the table below, encompassing the major segments of the loan portfolio judged most informative by management, represents only an estimate for each category of loans based upon historical loss experience and management's judgement of amounts deemed reasonable to provide for the possibility of losses being incurred within each category. Approximately 27% remains unallocated as a general valuation reserve for the entire portfolio to cover unexpected variations from historical experience in individual categories. The following table sets forth the registrant's loan loss experience for each of the last five years (dollar figures in thousands):


               Commercial &    Real      Loans to
               Agricultural   Estate   Individuals   Other   Unallocated  Total

Year Ended 12/31/95:
Loans-year End
  (Gross)       $ 127,672   $177,965    $ 21,066   $    272   $  ---   $326,975
Average Loans
  (Gross)         127,829    154,155      20,089        337      ---    302,410
Allowance for Loan
  Losses (Beginning
  of Year)            638      1,549         429         21    1,051      3,688
Loans Charged Off   1,113         76         216        ---      ---      1,405
Recoveries - Loans
  Previously Charged
  Off                 782         28         121        ---      ---        931
Net Loan Losses
  (Recoveries)        331         48          95        ---      ---        474
Operating Expense
  Provision           636        ---         ---        ---      ---        636
Allowance For Loan
  Losses (Year End)   943      1,501         334         21    1,051      3,850

Ratios:
Loans in Category to
  Total Loans       39.05%     54.43%       6.44%       .08%     ---       100%
Net Loan Losses
  (Recoveries) to
  Average Loans       .26%       .03%        .47%        ---     ---       .16%







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


                                 DEPOSITS

                     PREMIER FINANCIAL SERVICES, INC.

     The following table sets forth the registrant's average daily deposits for each of the last five years (dollar figures in thousands):

                                          Year Ended December 31
                                1991      1992      1993   1994       1995
Demand Deposits (Non-
  Interest Bearing)         $ 36,119  $ 38,402   $66,895 $ 88,594  $ 75,320

Demand Deposits (Interest
  Bearing)                    38,194    44,772    57,937   93,788   121,038

Savings Deposits              67,456    73,684    95,351  154,188   126,021

Time Deposits                138,603   140,815   182,222  172,554   212,586

Deposits in Foreign Bank
  Offices                       None      None      None      None    None


     TOTAL DEPOSITS         $280,372  $297,673  $402,405 $509,124  $534,965




     The following table sets forth the average rate paid on interest bearing deposits by major category for each of the last five years (dollar figures in thousands):

                                          Year Ended December 31
                                1991      1992     1993     1994     1995

Demand Deposits (Interest
  Bearing)                     4.83%    3.67%     2.41%     2.37%    3.11%

Savings Deposits               4.89%    3.52%     2.74%     2.99%    3.33%

Time Deposits                  6.65%    5.20%     4.09%     4.30%    5.59%





















       TIME CERTIFICATE OF DEPOSIT/TIME DEPOSITS OF $100,000 OR MORE

                     PREMIER FINANCIAL SERVICES, INC.


     The following table sets forth the registrant's maturity distribution for all time deposits of $100,000 or more as of December 31, 1995 (in thousands):


          Maturity                      Amount Outstanding

      3 months or less                       $ 23,866
      3 through 6 months                       11,928
      6 through 12 months                       6,170
      Over 12 months                            4,366

                                   TOTAL     $ 46,330












































                        RETURN ON EQUITY AND ASSETS

                     PREMIER FINANCIAL SERVICES, INC.


     The following table sets forth the registrant's return on average assets, return on average common equity, return on average equity, dividend payout ratio, and average equity to average asset ratio for each of the last five years:


                                          Year Ended December 31
                                 1991     1992     1993     1994     1995

Return on Average Assets        1.01%    1.15%     .83%     .95%      .99%

Return on Average
  Common Equity                14.29%   14.58%   10.80%   11.11%    11.93%

Return on Average Equity       14.29%   14.58%    8.99%   10.23%    10.90%

Dividend Payout Ratio          16.75%   19.73%   29.27%   26.47%    27.27%

Average Equity to Average
  Asset Ratio                   7.06%    7.90%    9.26%    9.27%     9.04%




































                           SHORT TERM BORROWINGS

                     PREMIER FINANCIAL SERVICES, INC.

     The following table sets forth a summary of the registrant's short-term borrowings for each of the last five years (dollar figures in thousands):

                                          Year Ended December 31
                                1991      1992     1993     1994      1995

Balance at End of Period:
  Federal Funds Purchased
   and FHLB Advances        $ 14,241   $ 4,272   $  ---  $ 13,975  $ 23,975
  Securities Sold Under
   Repurchase Agreements      43,688    14,854    20,571   16,086    18,635
  Notes Payable to Banks         260     1,880    12,410   12,210     8,750
  Other                          ---      ---       ---      ---       ---

          TOTAL             $ 58,189   $21,006   $32,981 $ 42,271  $ 51,360


Weighted Average Interest
  Rate at the end of Period:
  Federal Funds Purchased
   and FHLB Advances            4.75%     3.53%      ---     5.75%    5.75%
  Securities Sold Under
   Repurchase Agreements        4.53%     3.79%     2.76%    4.47%    4.73%
  Notes Payable to Banks        6.50%     6.00%     6.00%    8.00%    7.43%
  Other                          ---       ---      ---       ---      ---


Highest Amount Outstanding
  at Any Month-End:
  Federal Funds Purchased
   and FHLB Advances        $ 14,241   $16,614   $18,535   $13,975   $23,975
  Securities Sold Under
   Repurchase Agreements      47,033    45,557    23,952    23,127    18,635
  Notes Payable to Banks       1,115     1,880    17,500    14,555    12,570
  Other                        2,000      ---       ---      1,000     3,000


Average Outstanding During
  the Year:
  Federal Funds Purchased
   and FHLB Advances        $  6,305   $10,715   $ 8,534   $ 3,205   $10,137
  Securities Sold Under
   Repurchase Agreements      42,320    36,073    15,480    16,872    17,183
  Notes Payable to Banks         760       768     7,362    12,755    10,334
  Other                          160       ---       ---       201       107

Weighted Average Interest
  Rate During the Year:
  Federal Funds Purchased
   and FHLB Advances           5.78%     3.93%     3.30%     4.90%     6.55%
  Securities Sold Under
   Repurchase Agreements       5.87%     3.74%     3.58%     3.26%     4.94%
  Notes Payable to Banks       8.63%     6.12%     6.14%     7.07%     8.00%
  Other                        6.40%      ---       ---      3.98%     6.25%



                                 PART III


Item 10.  Directors and Executive Officers of the Registrant

     Incorporated herein by reference to "Information Concerning Nominees" and "Executive Officers" in the Registrant's Proxy Statement dated April 8, 1996 in connection with its annual meeting to be held on May 15, 1996.


Item 11.  Executive Compensation

     Incorporated herein by reference to "Directors' Fees and Compensation" and "Executive Compensation" in the Registrant's Proxy Statement dated April 8, 1996, in connection with its annual meeting to be held on May 15, 1996.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Incorporated herein by reference to "Security Ownership of Certain Beneficial Owners and Management" in the Registrant's Proxy Statement dated April 8, 1996, in connection with its annual meeting to be held on May 15, 1996.


Item 13.  Certain Relationships and Related Transactions

     Incorporated herein by reference to "Executive Compensation" and "Certain Relationships and Related Transactions" in the Registrant's Proxy Statement dated April 8, 1996 in connection with its annual meeting to be held on May 15, 1996.






























                                  PART IV



Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     1.  The following documents are filed as a part of this report:

         A. Consolidated Financial Statements of the Company which are included in the annual report of the registrant to its stock-holders for the year ended December 31, 1995 as follows:

             1.  Consolidated Balance Sheets, December 31, 1995 and 1994
             2. Consolidated Statements of Earnings for the three years ended December 31, 1995.
             3. Consolidated Statements of Cash Flows for the three years ended December 31, 1995.
             4. Consolidated Statements of Changes in Stockholders' Equity, for the three years ended December 31, 1995.
             5.  Notes to Consolidated Financial Statements
             6.  Independent Auditors' Report


         B.  Financial Statement Schedules as follows:

                 Schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission have been omitted because they are not required under the related instructions or the required information as set forth in the financial statements and related
v                 notes.

         C.  Exhibits as follows:

             The exhibits listed on the Exhibit Index beginning on page 29 of this Form 10-K are filed herewith or are incorporated herein by reference to other filings.

     2.  Reports on Form 8-K

         The registrant did not file any reports on Form 8-K during the quarter ended December 31, 1995.




















                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Premier Financial Services, Inc.



    /s/ Richard L. Geach
By: Richard L. Geach, President
    Chief Executive Officer and Director

  Date:  March 25, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



    /s/ David L. Murray
By: D. L. Murray, Executive Vice President          /s/ Donald E. Bitz
    Chief Financial Officer and Director       By:  Donald E. Bitz



  Date:  March 25, 1996                        Date: March 12, 1996



       /s/ R. Gerald Fox                        /s/ Charles M. Luecke
  By:  R. Gerald Fox                       By:  Charles M. Luecke


  Date:  March 28, 1996                       Date:  March 15, 1996



       /s/ Joseph C. Piland                     /s/ H. Barry Musgrove
  By:  Joseph C. Piland                    By:  H. Barry Musgrove



  Date:  March 28, 1996                       Date:  March 28, 1996




       /s/ E. G. Maris
  By:  E. G. Maris


  Date:  March 18, 1996







                               EXHIBIT INDEX


     The following exhibits are filed herewith or incorporated herein by reference. All documents incorporated by reference to prior filings have been filed under Commission File No. 0-13425, unless otherwise indicated. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report has been marked with an asterisk.


Exhibit
Number                        Description

2.1 Agreement and Plan of Reorganization, date January 22, 1996, among the Registrant, Northern Illinois Financial Corporation and Grand Premier Financial, Inc. (incorporated by reference to the Registrant's Form 8-K, dated January 18, 1996).

2.2 First Amendment to Agreement and Plan of Reorganization, dated March 18, 1996, among the Registrant, Northern Illinois Financial Corporation and Grand Premier Financial, Inc.

3.1 Restated Certificate of Incorporation of the Company, as amended by the Certificate of Amendment, dated May 2, 1994, together with Certificates of Designation for the Series A Perpetual Preferred Stock, the Series B Perpetual Preferred Stock and the Series D Perpetual Preferred Stock incorporated by reference to the Registrant's Registration Statement on Form 10-K/A, dated April 5, 1995.

3.2 By-laws of the Registrant, as amended incorporated herein by reference to the Registrant's Registration Statement on Form 10-K, dated March 23, 1989.

4.1 Agreement, dated July 16, 1993, among Premier Financial Services, Inc., Premier Acquisition Company, First Northbrook Bancorp, Thomas D. Flanagan and James M. Flanagan incorporated by reference to the Registrant's Registration Statement on Form 8-K, dated July 29, 1993.

10.1* Change in Control and Termination Agreement, dated January 20, 1995, between the Registrant and Richard L. Geach.

10.2* Change in Control and Termination Agreement, dated January 20, 1995, between the Registrant and David L. Murray.

10.3* Change in Control and Termination Agreement, dated January 20, 1995, between the Registrant and Kenneth A. Urban.

10.4* Change in Control and Termination Agreement, dated January 20, 1995, between the Registrant and Steve E. Flahaven.

10.5 Premier Financial Services, Inc. Senior Leadership and Directors Deferred Compensation Plan, effective August 1, 1994, incorporated by reference to the Regristrant's Registration Statement on Form S-8, dated October 5, 1994, Registration No. 33-55793.




10.6 Premier Financial Services, Inc. 1995 Non-Qualified Stock Option Plan, effective as of January 26, 1995, incorporated by reference to the Registrant's Registration Statement on Form S-8, dated May 5, 1995, Registration No. 33-59137.

13             Premier Financial Services, Inc. 1995 Annual Report to
               Stockholders.

21             Subsidiaries of the Registrant.

23             Consent of KPMG Peat Marwick LLP

27             Article 9 Financial Data Schedule for the Fiscal Year Ended
               December 31, 1995.