Form 10-Q
period 1996-03-31
PREMIER FINANCIAL SERVICES INC
filed 1996-05-14
CIK 36340

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D. C.  20549


                               Form 10-Q

             Quarterly Report Under Section 13 or 15(d) of

                  The Securities Exchange Act of 1934



   For the Quarter Ended March 31, 1996, Commission File Number 0-13425


                    PREMIER FINANCIAL SERVICES, INC.

         (Exact name of registrant as specified in its Charter)


                  Delaware                        36-2852290
         (State or other jurisdiction of        (I.R.S. Employer
          incorporation or organization)         Identification No.)

          27 W. Main Street, Suite 101               61032
          Freeport, Illinois                       (Zip Code)
         (Address of Principal executive
          offices)

     Registrant's telephone number, including area code (815) 233-3671


     Number of Shares of Common Stock ($5 Par Value) outstanding as of
                       April 30, 1996:        6,572,803


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

     1.  Consolidated Balance Sheets, March 31, 1996, March 31,
         1995 and December 31, 1995.

     2. Consolidated Statements of Earnings, quarters ended March 31, 1996 and 1995.

     3. Consolidated Statements of Cash Flows, three months ended March 31, 1996 and 1995.

     4.  Notes to the Unaudited Consolidated Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Premier Financial Services, Inc. earned $1.5 million for the first quarter
of  1996 or $.18  per share.   Net earnings for the first quarter of 1995
totaled  $1.3 million, or $.15  per share.   Return on average assets and
common equity was .93% and 10.42%, respectively for the three months ended March 31, 1996, compared to .85% and 9.77% for the same period in 1995.

Net interest income for the first quarter of 1996 was $5.5 million, as compared to $5.3 million in 1995. The increase was essentially
attributable to  growth  in average earning assets.   Average earning
assets were $584.4 million for the quarter ended March 31, 1996, an
increase of $39.0 million from the $545.4 million reported in 1995.   An
analysis of first quarter results reflects a 21 basis point decrease in the average yield on earning assets from 1995 to 1996, while the average cost of funds increased 6 basis points, resulting in a lower net interest margin (3.94% in 1996 as compared to 4.21% in 1995).

Premier recorded  a loan loss provision of  $100,000 in the first quarter
of 1996 as compared to $51,000  in  the  first quarter of 1995.   At March
31, 1996 the allowance for possible loan losses totaled $3.9 million, or 1.19% of gross loans, compared to $3.3 million, or 1.14% of gross loans at March 31, 1995. Nonperforming assets as a percentage of total assets decreased to .59% as of March 31, 1996 as compared to .76% at March 31, 1995 and .60% at December 31, 1995. Management believes that the allowance for possible loan losses is adequate based upon the composition of the
portfolio and credit quality as of March 31, 1996.   Future provisions will
continue to be determined in relation to overall asset quality and loan portfolio growth.

Total noninterest income increased $308,000, or 19.14% for the three months ended March 31, 1996 as compared to the same period in 1995. Contributors to the increase were net gains on loans sold to the secondary market, gains on investment securities sold and other operating income. Income on real estate loan originations and sales to the secondary market enhanced earnings in 1996 by $95,000, an increase of $78,000 as compared to $17,000
recorded in 1995.   Net gains from sales of investment securities totaled
$69,000 in the first quarter of 1996, up $46,000 from $23,000 in 1995.
The remaining increase was primarily from trust fees, sale of other real estate and premiums received from selling options on securities available for sale. Total noninterest expense decreased by approximately $103,000 in the first quarter of 1996 as compared to the same period in 1995. Non tax deductible expenses totaling approximately $151,000 relating to the proposed merger of Premier with Northern Illinois Financial Corporation were more than offset by the $278,000 decrease in federal deposit insurance premiums. Premier expects to continue to incur expenses related to the proposed merger in the second and third quarters of 1996.

Income taxes for the first quarter of 1996 totaled $855,000 as compared to $539,000 in 1995. The increase in the tax provision is due to higher pretax earnings, a decrease in tax exempt income and an increase in non-tax deductible expenses (i.e. merger related expenses and goodwill). The Company's effective tax rate for the period ended March 31, 1996 was 36.46% as compared to 29.34% for the same period in 1995.

Total liabilities increased modestly from $608.1 million at December 31, 1995 to $610.4 million at March 31, 1996. Total deposits declined by approximately $4.8 million, due to an $11.5 million decrease in non-interest bearing deposits, partially offset by a $6.7 million increase in interest-bearing deposits. Premier has historically experienced a first-quarter decrease in the amount of non-interest bearing deposits, following an increase in such deposits during the fourth quarter. Securities sold under agreements to repurchase, which are generally short-term sources of funds and managed in conjunction with all funding sources, increased by $7.4 million during the same December 31, 1995 to March 31, 1996 time-frame.

At March 31, 1996, stockholders' equity totaled $60.7 million, down from $62.1 million at December 31, 1995. This decrease was due primarily to earnings net of common and preferred dividends being more than offset by a $2.2 million decrease in the after tax unrealized gain (loss) recorded on securities available for sale in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities.


                                 Part II

Item 6.  Exhibits and Reports on Form 8-K.

         1.  The following documents are filed as a part of this report:

               A. Consolidated Financial Statements of the Company for the quarter ended March 31, 1996 as follows:

                   1. Consolidated Balance Sheets, March 31, 1996, March 31, 1995 and December 31, 1995.

                   2. Consolidated Statements of Earnings, quarters ended March 31, 1996 and 1995.

                   3. Consolidated Statements of Cash Flows, three months ended March 31, 1996 and 1995.

                   4.  Notes to unaudited Consolidated Financial
                       Statements.




               B.  Exhibits as follows:

                   4. Agreement, dated July 16, 1993, among Premier Financial Services, Inc., Premier Acquisition Company, First Northbrook Bancorp, Thomas D. Flanagan and James M. Flanagan.

                  10. Premier Financial Services, Inc., 1988 Non-qualified Stock Option Plan, effective as of January 28, 1988.

                  27.  Financial Data Schedule, three months ended March
                       31, 1996.

         2. Reports on Form 8-K - The registrant filed a report on Form 8-K, dated January 18, 1996, reporting an Agreement and Plan of Reorganization, among the Registrant, Northern Illinois Financial Corporation and Grand Premier Financial, Inc.



Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              PREMIER FINANCIAL SERVICES, INC.


                              By:  /s/ David L. Murray

                                  David L. Murray, Executive Vice President
                                  & Chief Financial Officer


      May 14, 1996
         (Date)






          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation. The consolidated financial statements include the accounts of Premier Financial Services, Inc. ("Premier") and its subsidiaries, all of which are wholly owned. Significant intercompany balances and transactions have been eliminated. The consolidated financial statements as of March 31, 1996 and 1995 have not been audited by independent public accountants. In the opinion of management, the interim financial statements reflect all adjustments (consisting only of adjustments of a normal recurring nature) necessary for a fair presentation of Premier's financial position, results of operations and cash flows for the interim periods presented. The results for such interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes to the consolidated financial statements included in Premier's 1995 Annual Report to Stockholders.

2. Proposed Merger. On January 22, 1996, Premier signed a definitive agreement to merge its assets and operations with Northern Illinois Financial Corporation ("NIFCO") located in Wauconda, Illinois and form a new financial services corporation to be named Grand Premier Financial Inc. In the proposed merger, which is subject to shareholder and regulatory approval, NIFCO common shareholders will receive 4.25 shares of Grand Premier Financial, Inc. for each share held. Premier common shareholders will receive 1.116 shares of Grand Premier Financial, Inc. for each share held. At December 31, 1995, NIFCO had total assets of approximately $954 million. It is expected that the merger will be accounted for as a pooling-of-interest and be consummated in the third quarter of 1996.

























                                                      Consolidated Balance Sheets
- -------------------------------------------------------------------------------------------------------------------------

                                                                               March 31,      March 31,     December 31,
                                                                                 1996            1995           1995
- -------------------------------------------------------------------------------------------------------------------------
Assets                                                                         (unaudited)    (unaudited)

Cash & non-interest bearing deposits                                           $27,430,052    $33,752,596    $37,390,597
Interest bearing deposits                                                          282,552        308,012        676,367
- -------------------------------------------------------------------------------------------------------------------------
      Cash and cash equivalents                                                 27,712,604     34,060,608     38,066,964
- -------------------------------------------------------------------------------------------------------------------------
Investments held to maturity (approximate market value):
   March 31, 1995 -    $39,473,000                                                 -           39,167,317        -
Securities available for sale                                                  278,935,759    218,484,899    265,326,397
Loans                                                                          323,691,555    285,861,308    326,975,311
  Less: Unearned discount                                                   (      264,296) (     317,757) (     278,242)
        Allowance for possible loan losses                                  (    3,839,436) (   3,257,973) (   3,849,863)
- -------------------------------------------------------------------------------------------------------------------------
        Net loans                                                              319,587,823    282,285,578    322,847,206
- -------------------------------------------------------------------------------------------------------------------------
Bank premises & equipment                                                       13,799,525     14,099,624     13,898,077
Excess cost over fair value of net assets acquired                              19,610,042     21,202,475     20,008,150
Accrued interest receivable                                                      7,539,812      6,378,192      6,514,630
Other assets                                                                     3,925,046      4,389,084      3,557,959
- -------------------------------------------------------------------------------------------------------------------------
        Total assets                                                          $671,110,611   $620,067,777   $670,219,383
- -------------------------------------------------------------------------------------------------------------------------
Liabilities & stockholders' equity
Non-interest bearing deposits                                                  $71,189,774    $74,604,945    $82,694,865
Interest bearing deposits                                                      475,471,833    446,769,918    468,797,581
- -------------------------------------------------------------------------------------------------------------------------
         Deposits                                                              546,661,607    521,374,863    551,492,446
- -------------------------------------------------------------------------------------------------------------------------
Short-term borrowings                                                           32,450,000     21,800,000     32,725,000
Securities sold under agreements to repurchase                                  26,051,804     17,175,262     18,635,335
Accrued taxes & other expenses                                                   4,925,684      3,510,164      5,033,133
Other liabilities                                                                  305,232        205,668        226,065
- -------------------------------------------------------------------------------------------------------------------------
         Total liabilities                                                    $610,394,327   $564,065,957   $608,111,979
- -------------------------------------------------------------------------------------------------------------------------
Stockholders' equity
Preferred stock - $1 par value, 1,000,000 shares authorized:
  Series A perpetual, $1,000 stated value, 8.25%, 7,000 shares
    authorized, 5,000 shares issued and outstanding                              5,000,000      5,000,000      5,000,000
  Series B convertible, $1,000 stated value, 7.50%, 7,250 shares
    authorized, issued and outstanding                                           7,250,000      7,250,000      7,250,000
  Series D perpetual, $1,000 stated value, 7.50%, 3,300 shares
    authorized, 2,000 shares issued and outstanding                              2,000,000      2,000,000      2,000,000

Common stock- $5.00 par value
                                March 31,   March 31, December 31,
 No. of Shares                    1996        1995        1995
   Authorized                  15,000,000  15,000,000  15,000,000
   Issued                       6,550,113   6,526,227   6,544,347
   Outstanding                  6,550,113   6,524,217   6,544,347               32,750,565     32,631,135     32,721,735
Retained earnings                                                               14,700,387     10,845,158     13,893,248
Unrealized gain (loss) on securities available for sale, net of tax         (      984,668) (   1,708,128)     1,242,421
    Less:  Treasury stock, (2,010 shares at cost, March 31, 1995)                  -        (      16,345)       -
- -------------------------------------------------------------------------------------------------------------------------
       Stockholders' equity                                                    $60,716,284    $56,001,820    $62,107,404
- -------------------------------------------------------------------------------------------------------------------------
       Total liabilities & stockholders' equity                               $671,110,611   $620,067,777   $670,219,383
- -------------------------------------------------------------------------------------------------------------------------
See notes to unaudited consolidated financial statements.



                                                  Consolidated Statements of Earnings
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                                   Three Months Ended
                                                                                          March 31,
                                                                                    1996               1995
Interest income                                                                   (unaudited)         (unaudited)
Interest & fees on loans                                                          $7,089,366         $6,443,026
Interest & dividends on investment securities:
  Taxable                                                                          3,490,074          3,333,761
  Exempt from federal income tax                                                     422,974            553,975
Other interest income                                                                 86,314            102,981
- -----------------------------------------------------------------------------------------------------------------------------------
      Interest income                                                             11,088,728         10,433,743
- -----------------------------------------------------------------------------------------------------------------------------------
Interest expense
Interest on deposits                                                               5,071,831          4,535,318
Interest on short-term borrowings                                                    537,714            563,787
- -----------------------------------------------------------------------------------------------------------------------------------
      Interest expense                                                             5,609,545          5,099,105
- -----------------------------------------------------------------------------------------------------------------------------------
  Net interest income                                                              5,479,183          5,334,638
  Provision for possible loan losses                                                 100,000             51,000
- -----------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for possible loan losses                       5,379,183          5,283,638
- -----------------------------------------------------------------------------------------------------------------------------------
Other income
Trust fees                                                                           663,196            648,939
Service charges on deposits                                                          487,151            499,677
Net gains on loans sold to secondary market                                           95,495             16,547
Investment securities gains, net                                                      68,919             22,518
Other operating income                                                               600,483            419,862
- -----------------------------------------------------------------------------------------------------------------------------------
       Other income                                                                1,915,244          1,607,543
- -----------------------------------------------------------------------------------------------------------------------------------
Other expenses
Salaries                                                                           1,984,716          2,007,503
Pension, profit sharing, & other employee benefits                                   353,246            320,017
Net occupancy of bank premises                                                       563,846            538,409
Furniture & equipment                                                                235,591            295,782
Federal deposit insurance premiums                                                     1,500            280,774
Amortization of excess cost over fair value of net assets acquired                   398,108            398,108
Other                                                                              1,412,951          1,212,479
- -----------------------------------------------------------------------------------------------------------------------------------
       Other expense                                                               4,949,958          5,053,072
- -----------------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                                       2,344,469          1,838,109
Applicable income taxes                                                              854,730            539,306
- -----------------------------------------------------------------------------------------------------------------------------------
Net earnings                                                                      $1,489,739         $1,298,803
===================================================================================================================================

Earnings per share
  (On weighted average outstanding common
  shares of 6,746,278 in 1996 and
  6,676,422 in 1995)                                                                    $.18               $.15
- -----------------------------------------------------------------------------------------------------------------------------------
See notes to unaudited consolidated financial statements.




                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     Three months ended March 31, 1996 and 1995 (unaudited)


                                                                           1996               1995
                                                                          -------           -------
    Cash flows from operating activities:

     Net earnings                                                        $1,489,739         $1,298,803

    Adjustments to reconcile net earnings
      to net cash from operating activities:
        Amortization net, related to:
          Investment securities                                             286,744            354,946
          Excess of cost over net assets acquired                           398,108            398,108
            Other                                                            91,655             79,456
        Depreciation                                                        236,114            278,242
        Provision for possible loan losses                                  100,000             51,000
        Gain on sale related to:
          Investment securities                                        (     68,919)     (      22,518)
          Loans sold to secondary market                               (     95,495)     (      16,547)
        Change in:
          Accrued interest receivable                                  (  1,025,182)     (     543,186)
          Other assets                                                 (    367,087)     (     691,812)
          Accrued taxes & other expenses                               (    107,449)         1,750,652
          Other liabilities                                               1,226,455      (      97,450)
    -------------------------------------------------------------------------------------------------------
    Net cash from operating activities                                    2,164,683          2,839,694
    -------------------------------------------------------------------------------------------------------
    Cash flows from investing activities:

        Purchase of investment securities held-to-maturity                   -           (     910,701)
        Purchase of securities available for sale                      ( 81,100,144)     (  29,281,919)
        Proceeds from:
          Maturities of investment securities held-to-maturity               -               2,262,303
          Maturities of securities available for sale                    25,773,637          9,075,000
          Sales of securities available for sale                         38,124,943         12,044,237
        Net (increase) decrease in loans                                  3,176,790      (   1,618,275)
        Purchase of bank premises & equipment                          (    151,129)     (     136,685)
    -------------------------------------------------------------------------------------------------------
    Net cash from investing activities                                 ( 14,175,903)     (   8,566,040)
    -------------------------------------------------------------------------------------------------------
    Cash flows from financing activities:

        Net increase (decrease) in:
          Deposits                                                     (  4,830,839)     (   2,318,540)
          Securities sold under agreements to repurchase                  7,416,469          1,089,390
          Short term borrowings                                        (    275,000)     (   4,385,000)
        Reissuance of treasury stock                                         -                 133,417
        Exercised stock options                                              15,800            -
        Cash dividends paid                                            (    669,570)     (     602,672)
    -------------------------------------------------------------------------------------------------------
    Net cash from financing activities                                    1,656,860      (   6,083,405)
    -------------------------------------------------------------------------------------------------------
    Decrease in cash and cash equivalents                              ( 10,354,360)     (  11,809,751)
        Cash and cash equivalents, beginning of year                     38,066,964         45,870,359
    -------------------------------------------------------------------------------------------------------
      Cash and cash equivalents, for three months ended March 31        $27,712,604        $34,060,608
    -------------------------------------------------------------------------------------------------------
     See notes to unaudited consolidated financial statements.