Form 10-Q
period 1996-06-30
PREMIER FINANCIAL SERVICES INC
filed 1996-08-02
CIK 36340

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D. C.  20549


                               Form 10-Q

             Quarterly Report Under Section 13 or 15(d) of

                  The Securities Exchange Act of 1934



   For the Quarter Ended June 30, 1996, Commission File Number 0-13425


                    PREMIER FINANCIAL SERVICES, INC.

         (Exact name of registrant as specified in its Charter)


                  Delaware                        36-2852290
         (State or other jurisdiction of        (I.R.S. Employer
          incorporation or organization)         Identification No.)

          27 W. Main Street, Suite 101               61032
          Freeport, Illinois                       (Zip Code)
         (Address of Principal executive
          offices)

     Registrant's telephone number, including area code (815) 233-3671


     Number of Shares of Common Stock ($5 Par Value) outstanding as of
                       June 30, 1996:         6,592,582


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X       No





                     (This report contains 6 pages)


                                 Part I

Item 1.  Financial Statements.

     The following consolidated financial statements of the Company which are submitted herewith as an exhibit and are incorporated herein by reference:

     1.  Consolidated Balance Sheets, June 30, 1996 and December 31, 1995.

     2. Consolidated Statements of Earnings, quarters ended June 30, 1996 and 1995 and six months ended June 30, 1996 and 1995.

     3. Consolidated Statements of Cash Flows, six months ended June 30, 1996 and 1995.

     4.  Notes to the Unaudited Consolidated Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of Operations

Premier Financial Services, Inc.'s earnings for the second quarter, 1996 totaled $1,493,000 or $.18 per share versus $1,374,000, or $.17 per share for the same quarter in 1995. Merger expenses, for the Company's previously announced intention to merge with Northern Illinois Financial Corporation into a new Company, Grand Premier Financial Inc., incurred in the second quarter of 1996 totaled $239,000 decreasing earnings per share by $.04.

Year to date earnings increased by approximately $309,000 to $2,982,000, as compared to $2,673,000 in 1995. Year to date earnings per share increased to $.36, an increase of 12.5% over earnings per share of $.32 in the first six months of 1995. Return on average assets and common equity was .91% and 10.35%, respectively, for the six months ended June 30, 1996, as compared to .86% and 9.97% for the same period in 1995.

Year-to-date net interest income totaled $11.1 million in 1996, as compared to $10.8 million in 1995. Net interest income in the second quarter of 1996 was $5.6 million, a slight increase from $5.5 million reported in both the first quarter of 1996 and the second quarter of 1995. The modest increase is primarily a result of earning asset volume as opposed to rate or net interest margin improvement. Average earning assets totaled $588.6 million at June 30, 1996, an increase of $4.1 million from $584.4 million reported at March 31, 1996 and an increase of $35.0 million from $553.6 million reported one year ago. Our net interest margin at 3.95% as of June 30, 1996, increased slightly from 3.94% at March 31, 1996 and reflects a 24 basis point decline from 4.19% at June 30, 1995.

The loan loss provision for the second quarter of 1996 was $150,000, an increase of $99,000 from the same period in 1995 and $50,000 higher than the first quarter of 1996. The Company's provision for possible loan losses is determined as a result of management's evaluation system for accessing the adequacy of the allowance for possible loan losses. The system includes assigning a risk grade to individual loans based on credit risk, as well as reviewing overall loan portfolio composition, size, economic factors and estimation of potential losses.

Net charge-offs for the quarter ending June 30, 1996 were $232,000 slightly higher than the $163,000 recorded for the same period in 1995. Year-to-date net charge-offs as of June 30, 1996 totaled $342,000, a decline of $302,000 as compared to $644,000 at June 30, 1995. Nonperforming loans (non-accrual loans, loans past due 90 days or more and still accruing and renegotiated loans) totaling $2.6 million were unchanged from December 31, 1995. The allowance for possible loan losses as a percent of nonperforming loans was 143.2% and 149.3% as of June 30, 1996 and December 31, 1995, respectively.

Noninterest income increased $475,000, or 14.6% in the six months ended June 30, 1996 as compared to the same period in 1995. The largest contributors to this increase were net gains from sales of securities available for sale, trust fees, gains on sale of other real estate, and other fee income.

Net gains from securities available for sale totaled $114,000 at June 30, 1996, up $54,000 as compared to $60,000 in 1995. Trust fees increased $89,000, or 6.9%, to $1,375,000 at June 30, 1996 from $1,286,000 at June
30, 1995. Net gains from sale of other real estate in 1996 totaled $108,000, whereas in 1995 no gains were recognized. Other fee income included premium income totaling approximately $126,000 from selling covered call options. The Company did not participate in covered call writing during the first six months of 1995.

Total noninterest expense as of June 30, 1996 decreased by approximately $241,000 to $9,968,000 from $10,209,000 at June 30, 1995. The decrease was primarily due to federal deposit insurance premiums decreasing by $559,000. Other expense increased by $369,000, to $2,905,000 million at June 30, 1996 from $2,536,000 at June 30, 1995. The increase in other expense was primarily due to non tax deductible merger expenses (i.e. legal and professional) totaling $390,000. We anticipate merger expenses relating to consummating the transaction with Northern Illinois Financial Corporation to continue during the remainder of the year.

Income taxes for the first six months of 1996 totaled $1.6 million, as compared to $1.1 million in 1995. The increase in the tax provision is due to higher pretax earnings, a decrease in tax exempt income and an increase in non-tax deductible expenses (i.e. merger expenses). The Company's effective tax rate for the period ended June 30, 1996 was 35.2% as compared to 29.45% for the same period in 1995.


Financial Condition

Total assets increased from $670.2 million at December 31, 1995 to $671.2 million at June 30, 1996, with no material changes in asset composition.



Cash and cash equivalents declined by approximately $6.2 million from $38.1 million or 5.7% of total assets at December 31, 1995 to $31.9 million or 4.7% of total assets at June 30, 1996. The net change in cash and cash equivalents is shown in the Consolidated Statement of Cash Flows and arises from operating, investing and financing activities.

The adjustments to reconcile net income to net cash from operating activities primarily consisted of $796,000 from amortization of intangible assets, $599,000 in net amortization of premiums in the investment portfolio, 494,000 from depreciation and amortization of fixed assets and $250,000 in provision for loan losses. These items represent expense included in net income which did not represent an expenditure of cash.

Cash flows from investing activities related primarily to changes in loans and investments. Securities available for sale increased by $4.0 million, to $269.3 million at June 30, 1996 as compared to $265.3 million at December 31, 1995. Gross loans increased $4.0 million to $331.0 million at June 30, 1996 from $327.0 million at December 31, 1995.

Net cash from financing activities totaled $5.9 million. The major cash sources from financing activities were net increases in deposits and securities sold under agreements to repurchase. Total deposits increased by approximately $16.4 million, from $551.5 million at December 31, 1995 to $567.9 million at June 30, 1996. The net increase was a combination of a $6.0 million decrease in non-interest bearing deposits offset by returning approximately $17.8 million of off-balance sheet discretionary funds back to interest bearing deposits. Securities sold under agreements to repurchase, which are generally short-term sources of funds and managed in conjunction with all funding sources, increased by $8.6 million during the same December 31, 1995 to June 30, 1996 time-frame.

Short term borrowings, which include federal funds purchased and Federal Home Loan Bank advances declined by $17.8 million to $14.9 million at June 30, 1996 as compared to $32.7 million at December 31, 1995. The reduction in short term borrowing and payment of $1.3 million in cash dividends were the only cash usages from financing activities.

Accrued taxes and other expenses decreased by $2.9 million from $5.0 million at December 31, 1995 to $2.1 million at June 30, 1996. A tax credit in the amount of $2.7 million relating to unrealized gain (loss) on securities available for sale was recorded in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities.

At June 30, 1996, stockholders' equity totaled $58.6 million, a decline from $62.1 million at December 31, 1995. The decline was due to recording $5.2 million decrease in the after tax unrealized gain (loss) on securities available for sale in accordance with SFAS No. 115. On July 17, 1996, the Company redeemed all of its Series A perpetual preferred stock in the amount of $5.0 million by increasing its note payable to a correspondent bank. Premier's total risk-based capital, tier 1 risk-based capital and leverage capital ratios subsequent to the redemption were 10.65%, 9.68% and 5.76%, respectively, as compared to 11.95%, 10.98% and 6.53% at June 30,


1996. All capital ratios continue to be well above the regulatory minimums of 8.00% for total risk-based capital, 4.00% for tier 1 risk base capital, and 3.00% for leverage.



                                 Part II

Item 4.   Submission of Matters to a Vote of Security Holders

          The following was submitted to a vote of security holders during the quarter ended June 30, 1996, at the Annual Meeting held May 15, 1996.

          1. Election of Directors. Stockholders voted to elect to the Board of Directors three nominees to serve until the Annual Meeting in 1999. The following Directors were nominated and elected: R. Gerald Fox, Richard L. Geach, and Edward
               G. Maris.

Item 6.   Exhibits and Reports on Form 8-K.

          1.   The following documents are filed as a part of this report:

               A. Consolidated Financial Statements of the Company for the quarter ended June 30, 1996 as follows:

                   1. Consolidated Balance Sheets, June 30, 1996 and December 31, 1995.

                   2. Consolidated Statements of Earnings, quarters ended June 30, 1996 and 1995 and six months ended June 30, 1996 and 1995.

                   3. Consolidated Statements of Cash Flows, six months ended June 30, 1996 and 1995.

                   4.  Notes to unaudited Consolidated Financial
                       Statements.


               B.  Exhibits as follows:

                    27.  Financial Data Schedule, six months ended June
                         30, 1996.

          2. Reports on Form 8-K - The registrant has not filed any reports on Form 8-K, nor has it been required to file such reports, for the quarter ended June 30, 1996.








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


     August 2, 1996
         (Date)





































          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation. The consolidated financial statements include the accounts of Premier Financial Services, Inc. ("Premier") and its subsidiaries, all of which are wholly owned. Significant intercompany balances and transactions have been eliminated. The consolidated financial statements as of June 30, 1996 and 1995 have not been audited by independent public accountants. In the opinion of management, the interim financial statements reflect all adjustments (consisting only of adjustments of a normal recurring nature) necessary for a fair presentation of Premier's financial position, results of operations and cash flows for the interim periods presented. The results for such interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes to the consolidated financial statements included in Premier's 1995 Annual Report to Stockholders.

2. Proposed Merger. On January 22, 1996, Premier signed a definitive agreement to merge its assets and operations with Northern Illinois Financial Corporation ("NIFCO") located in Wauconda, Illinois and form a new financial services corporation to be named Grand Premier Financial Inc. In the proposed merger, which is subject to shareholder and regulatory approval, NIFCO common shareholders will receive 4.25 shares of Grand Premier Financial, Inc. for each share held. Premier common shareholders will receive 1.116 shares of Grand Premier Financial, Inc. for each share held. Regulatory approval has been obtained from the Federal Reserve Board in a letter dated May 24, 1996 and from the Office of Banks & Real Estate of the State of Illinois in a letter dated July 16, 1996. Special meetings for shareholder approval are scheduled for August 21, 1996. At March 31, 1996, NIFCO had total assets of approximately $945 million. It is expected that the merger will be accounted for as a pooling-of-interest and be consummated in August of 1996.






















                                                      Consolidated Balance Sheets
- ---------------------------------------------------------------------------------------------------------------

                                                                               June 30,           December 31,
                                                                                 1996                 1995
- ---------------------------------------------------------------------------------------------------------------
                                                                              (unaudited)
Assets
Cash & non-interest bearing deposits                                           $29,290,971         $37,390,597
Interest bearing deposits                                                        1,282,324             676,367
Federal funds sold                                                               1,325,000             -
- ---------------------------------------------------------------------------------------------------------------
      Cash and cash equivalents                                                 31,898,295          38,066,964
- ---------------------------------------------------------------------------------------------------------------
Securities available for sale                                                  269,313,341         265,326,397
Loans                                                                          331,027,351         326,975,311
  Less: Unearned discount                                                   (      235,375)      (     278,242)
        Allowance for possible loan losses                                  (    3,757,870)      (   3,849,863)
- ---------------------------------------------------------------------------------------------------------------
        Net loans                                                              327,034,106         322,847,206
- ---------------------------------------------------------------------------------------------------------------
Bank premises & equipment                                                       13,562,479          13,898,077
Excess cost over fair value of net assets acquired                              19,211,934          20,008,150
Accrued interest receivable                                                      6,237,713           6,514,630
Other assets                                                                     3,918,746           3,557,959
- ---------------------------------------------------------------------------------------------------------------
        Total assets                                                          $671,176,614        $670,219,383
- ---------------------------------------------------------------------------------------------------------------
Liabilities & stockholders' equity
Non-interest bearing deposits                                                  $76,662,097         $82,694,865
Interest bearing deposits                                                      491,223,599         468,797,581
- ---------------------------------------------------------------------------------------------------------------
         Deposits                                                              567,885,696         551,492,446
- ---------------------------------------------------------------------------------------------------------------
Short-term borrowings                                                           14,895,000          32,725,000
Securities sold under agreements to repurchase                                  27,200,316          18,635,335
Accrued taxes & other expenses                                                   2,105,851           5,033,133
Other liabilities                                                                  502,534             226,065
- ---------------------------------------------------------------------------------------------------------------
         Total liabilities                                                    $612,589,397        $608,111,979
- ---------------------------------------------------------------------------------------------------------------
Stockholders' equity
Preferred stock - $1 par value, 1,000,000 shares authorized:
  Series A perpetual, $1,000 stated value, 8.25%, 7,000 shares
    authorized, 5,000 shares issued and outstanding                              5,000,000           5,000,000
  Series B convertible, $1,000 stated value, 7.50%, 7,250 shares
    authorized, issued and outstanding                                           7,250,000           7,250,000
  Series D perpetual, $1,000 stated value, 7.50%, 3,300 shares
    authorized, 2,000 shares issued and outstanding                              2,000,000           2,000,000

Common stock- $5.00 par value
                                June 30,              December 31,
 No. of Shares                    1996                    1995
   Authorized                  15,000,000              15,000,000
   Issued                       6,592,582               6,544,347
   Outstanding                  6,592,582               6,544,347               32,962,910          32,721,735
Retained earnings                                                               15,446,582          13,893,248
Unrealized gain (loss) on securities available for sale, net of tax         (    4,072,275)          1,242,421
- ---------------------------------------------------------------------------------------------------------------
       Stockholders' equity                                                    $58,587,217         $62,107,404
- ---------------------------------------------------------------------------------------------------------------
       Total liabilities & stockholders' equity                               $671,176,614        $670,219,383
- ---------------------------------------------------------------------------------------------------------------
See notes to unaudited consolidated financial statements.

                                                  Consolidated Statements of Earnings
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                     Six Months Ended                     Three Months Ended
                                                                         June 30,                               June 30,
                                                                 1996               1995               1996               1995
Interest income
Interest & fees on loans                                      $14,232,232        $13,301,848         $7,142,866         $6,858,822
Interest & dividends on investment securities:
  Taxable                                                       7,243,718          6,957,988          3,753,644          3,624,227
  Exempt from federal income tax                                  835,783          1,112,889            412,809            558,914
Other interest income                                             135,588            151,235             49,274             48,254
- -----------------------------------------------------------------------------------------------------------------------------------
      Interest income                                          22,447,321         21,523,960         11,358,593         11,090,217
- -----------------------------------------------------------------------------------------------------------------------------------
Interest expense
Interest on deposits                                           10,164,867          9,513,580          5,093,036          4,978,262
Interest on short-term borrowings                               1,199,218          1,172,909            661,504            609,122
- -----------------------------------------------------------------------------------------------------------------------------------
      Interest expense                                         11,364,085         10,686,489          5,754,540          5,587,384
- -----------------------------------------------------------------------------------------------------------------------------------
  Net interest income                                          11,083,236         10,837,471          5,604,053          5,502,833
  Provision for possible loan losses                              250,000            102,000            150,000             51,000
- -----------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision
for possible loan losses                                       10,833,236         10,735,471          5,454,053          5,451,833
- -----------------------------------------------------------------------------------------------------------------------------------
Other income
Trust fees                                                      1,374,657          1,285,976            711,461            637,037
Service charges on deposits                                       974,449          1,001,561            487,298            501,884
Net gains on loans sold to secondary market                        74,418             59,940      (      21,077)            43,393
Investment securities gains, net                                  113,895             60,273             44,976             37,755
Other operating income                                          1,200,810            855,003            600,327            435,141
- -----------------------------------------------------------------------------------------------------------------------------------
       Other income                                             3,738,229          3,262,753          1,822,985          1,655,210
- -----------------------------------------------------------------------------------------------------------------------------------
Other expenses
Salaries                                                        4,053,822          4,043,789          2,069,106          2,036,286
Pension, profit sharing, & other employee benefits                675,747            660,080            322,501            340,063
Net occupancy of bank premises                                  1,095,401          1,051,687            531,555            513,278
Furniture & equipment                                             439,245            559,454            203,654            263,672
Federal deposit insurance premiums                                  3,000            561,548              1,500            280,774
Amortization of excess cost over fair value
of net assets acquired                                            796,216            796,216            398,108            398,108
Other                                                           2,905,051          2,536,207          1,492,100          1,323,728
- -----------------------------------------------------------------------------------------------------------------------------------
       Other expense                                            9,968,482         10,208,981          5,018,524          5,155,909
- -----------------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                    4,602,983          3,789,243          2,258,514          1,951,134
Applicable income taxes                                         1,620,564          1,116,017            765,834            576,711
- -----------------------------------------------------------------------------------------------------------------------------------
Net earnings                                                   $2,982,419         $2,673,226         $1,492,680         $1,374,423
===================================================================================================================================

Earnings per share:

Average weighted shares outstanding                             6,754,189          6,686,431          6,763,153          6,683,825
Net earnings                                                         $.36               $.32               $.18               $.17
- -----------------------------------------------------------------------------------------------------------------------------------



                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     Six months ended June 30, 1996 and 1995 (unaudited)


                                                                           1996               1995
                                                                          -------           -------
    Cash flows from operating activities:

     Net earnings                                                        $2,982,419         $2,673,226

    Adjustments to reconcile net earnings
      to net cash from operating activities:
        Amortization net, related to:
          Investment securities                                             598,503            687,934
          Excess of cost over net assets acquired                           796,216            796,216
            Other                                                           168,334            167,679
        Depreciation                                                        494,292            552,884
        Provision for possible loan losses                                  250,000            102,000
        Gain on sale related to:
          Investment securities                                        (    113,895)     (      60,273)
          Loans sold to secondary market                               (     74,418)     (      59,940)
        Change in:
          Accrued interest receivable                                       276,917      (     956,897)
          Other assets                                                 (    360,787)     (     726,466)
          Accrued taxes & other expenses                               (  2,927,282)         2,742,264
          Other liabilities                                               3,014,343            132,254
    -------------------------------------------------------------------------------------------------------
    Net cash from operating activities                                    5,104,642          6,050,881
    -------------------------------------------------------------------------------------------------------
    Cash flows from investing activities:

        Purchase of investment securities held-to-maturity                   -           (   1,249,800)
        Purchase of securities available for sale                      (139,388,180)     (  81,762,186)
        Proceeds from:
          Maturities of investment securities held-to-maturity               -               2,881,563
          Maturities of securities available for sale                    39,602,762         18,396,359
          Sales of securities available for sale                         87,261,296         50,709,062
        Net (increase) decrease in loans                               (  4,503,683)     (  17,367,939)
        Purchase of bank premises & equipment                          (    185,827)     (     617,184)
    -------------------------------------------------------------------------------------------------------
    Net cash from investing activities                                 ( 17,213,632)     (  29,010,125)
    -------------------------------------------------------------------------------------------------------
    Cash flows from financing activities:

        Net increase (decrease) in:
          Deposits                                                       16,393,250         20,485,234
          Securities sold under agreements to repurchase                  8,564,981            657,712
          Short term borrowings                                        ( 17,830,000)     (   8,755,000)
        Reissuance of treasury stock                                         -                 149,762
        Exercised stock options                                             152,860            -
        Cash dividends paid                                            (  1,340,770)     (   1,205,545)
    -------------------------------------------------------------------------------------------------------
    Net cash from financing activities                                    5,940,321         11,332,163
    -------------------------------------------------------------------------------------------------------
    Decrease in cash and cash equivalents                              (  6,168,669)     (  11,627,081)
        Cash and cash equivalents, beginning of year                     38,066,964         45,870,359
    -------------------------------------------------------------------------------------------------------
      Cash and cash equivalents, for six months ended June 30           $31,898,295        $34,243,278
    -------------------------------------------------------------------------------------------------------
    See notes to unaudited consolidated financial statements.